Form 10-Q
period 1995-03-31
MCCLAIN INDUSTRIES INC
filed 1995-05-11
CIK 63686

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from___________to__________


                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Michigan                                                        38-1867649
  State of Incorporation                                I.R.S. Employer I.D. No.

                               6200 Elmridge Road
                        Sterling Heights, Michigan 48310
                                 (313) 264-3611
         (Address of principal executive offices and telephone number)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1995.

Common Stock, No Par Value                                          4,450,066
         Class                                                  Number of Shares





                                    1 of 12

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES


                                     INDEX



                                                                      Page No.
                                                                      --------
Part 1



Item 1 - Financial Information
     Condensed Consolidated Balance Sheets
         March 31, 1995 and September 30, 1994                            2

     Condensed Statments of Consolidated Operations
         Three months and Six months ended March 31,
         1995 and 1994                                                    3

     Condensed Consolidated Statements of Cash Flows
         Six months ended March 31, 1995 and 1994                         4

     Notes to Condensed Consolidated
         Finanical Statements                                           5 - 7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8 - 11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MCCLAIN INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   MARCH 31,        SEPTEMBER 30,
                                     1995               1994
                                  (unaudited)             *
                                  -----------       -------------
CURRENT ASSETS
- --------------
Cash and Cash Equivalents        $ 1,660,484          $ 1,697,713
Accounts Receivable (Net)         11,856,741           12,048,352
Inventories                       32,315,822           23,340,907
Prepaid Expenses                     889,690              296,944
                                 -----------          -----------

   Total Current Assets           46,722,737           37,383,916
                                 -----------          -----------

Property and Equipment            30,167,334           28,833,901
   Accumulated Depreciation      (10,906,182)         (10,070,253)
                                 -----------          -----------

Net Property and Equipment        19,261,152           18,763,648
                                 -----------          -----------

Other Assets                       2,166,148            2,146,210
                                 -----------          -----------


Total Assets                     $68,150,037          $58,293,774
                                 ===========          ===========



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES
- -------------------

Current Portion of Long-Term
 Debt                            $ 1,791,213          $ 1,791,213
Accounts Payable                  10,954,264           10,324,028
Accrued Liabilities                1,749,449            1,465,369
Federal Income Tax                 1,667,403              649,072
                                 -----------          -----------

Total Current Liabilities         16,162,329           14,229,682
                                 -----------          -----------

Deferred Income Taxes              1,062,916            1,065,000
                                 -----------          -----------

Long Term Debt - Less
   Current Portion                24,325,216           18,039,869
                                 -----------          -----------

Other Liabilities
   and Contingencies               5,769,151            5,599,514
                                 -----------          -----------

Stockholders' Equity              20,830,425           19,359,709
                                 -----------          -----------

Total Liabilities and
   Stockholders' equity          $68,150,037          $58,293,774
                                 ===========          ===========


See notes to consolidated financial statements.


* Derived from audited financial statements.

                                   2 of 12

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED

                           Three Months Ended              Six Months Ended
                               March 31,                      March 31,
                           1995          1994              1995        1994
                           ------------------              ----------------
Net Sales                $21,382,043   $18,832,574    $41,984,074   $33,379,257
Cost of Sales             16,542,603    14,546,479     32,557,845    25,711,687
                         -----------   -----------    -----------   -----------

Gross Profit               4,839,440     4,286,095      9,426,229     7,667,570

Selling, General
and Administrative
Expenses                   3,033,963     2,742,896      5,894,793     5,200,635
                         -----------   -----------    -----------   -----------

Operating Income           1,805,477     1,543,199      3,531,436     2,466,935
                         -----------   -----------    -----------   -----------

Other Income (Expense)

  Interest Expense          (494,616)     (254,882)      (911,521)     (494,090)
  Other Expense             (149,697)     (300,994)      (410,858)     (420,165)
  Gain on Sale of
  Asset                         --           3,512           --           3,512
                         ------------  ------------   ------------  ------------

                            (644,313)     (552,364)    (1,322,379)     (910,743)
                         ------------  ------------   ------------  -----------

Income before
  Income taxes             1,161,164       990,835      2,209,057     1,556,192
Provision for
  Income taxes               395,000       344,205        751,000       529,105
                         -----------   -----------    -----------   -----------

Net Income                $  766,164   $   646,630    $ 1,458,057   $ 1,027,087
                         ===========   ===========    ===========   ===========

Net Income per
Common and Common
Equivalent Shares         $      .17   $       .15    $       .32   $       .23
                         ===========   ===========    ===========   ===========

Weighted Average
Number of Common and
Common Equivalent
Shares
Outanding                  4,619,193     4,417,577      4,619,193     4,417,577
                         ===========   ===========    ===========   ===========




See notes to consolidated financial statements


                                    3 of 12

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                        1 9 9 5       1 9 9 4
                                                       --------      --------
Net income                                             $1,458,057     1,027,087
                                                        ----------    ---------
Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Depreciation and amortization                          876,369       840,297
   Deferred Income Taxes                               (    2,084)    (   2,084)
   Common stock issued in lieu of cash                       --           4,936
   (Gain) on sale of property and equipment                  --       (   3,512)
   Changes in operating assets which provided
    (used) cash:
     Current assets excluding cash & cash
       equivalents                                     (9,376,050)   (8,698,408)
     Other assets                                         (52,963)      565,954
      Accounts payable                                    630,236     4,711,389
      Accrued liabilities                                 284,080        28,501
      Federal income tax                                1,018,331       376,619
      Other liabilities                                   169,637    (  202,846)
                                                       ----------     ---------

   TOTAL ADJUSTMENTS                                   (6,452,444)   (2,379,154)
                                                       ----------     ---------

   NET CASH (USED) BY OPERATING ACTIVITIES             (4,994,387)   (1,352,067)
                                                       ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (1,333,433)   (2,139,544)
                                                       ----------     ---------

   NET CASH USED BY INVESTING ACTIVITIES               (1,333,433)   (2,139,544)
                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions (reductions) to notes payable                0        2,435,062
  Principal additions (repayments) of long term debt    6,285,347       718,084
  Sale (repurchase) of common stock                         5,244        22,261
                                                        ---------     ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES             6,290,591     3,175,407
                                                        ---------     ---------

NET  (DECREASE) IN CASH AND CASH EQUIVALENTS           (   37,229)   (  316,204)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,697,713       466,204
                                                       ----------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $1,660,484     $ 150,000
                                                       ==========     =========


                                    4 of 12

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1995

1.  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ending March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

2.  Inventories

     Inventories at March 31, 1995 and September 30, 1994 are summarized as follows:

                               (Unaudited)
                             March 31,1995       September 30,1994
Material and Supplies          $10,870,720          $ 8,362,693
Work in Process                  4,260,150            7,115,786
Finished Goods                  17,184,952            7,862,428
                               -----------          -----------
                               $32,315,822          $23,340,907
                               ===========          ===========

3.  Earnings per Common Share and Common Equivalent Share:

     On March 30, 1995, a four-for-three split of the Company's Common Stock was effected through distribution of one additional share for every three shares already issued. All applicable share and per share data have been restated to give retroactive effect to the stock split.

     Earnings per common share and common equivalent share were calculated using the weighted average number of common shares and common stock equivalents outstanding during the period. The weighted average number of common shares actually outstanding was increased by the number of shares issuable on the exercise of the dilutive stock options when the market price of the common shares exceeds the option price granted. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been repurchased with the proceeds from the exercise of the stock options; those repurchases were assumed to have been made at the average price of the common stock during the period.

4.  Depreciation

     For the six months ended March 31, 1995 and 1994, depreciation charges were $835,929 and $799,857, respectively.


                                   5 of 12

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1995

5. Contingencies

  Product Liability

  A subsidiary of the Company acquired in July 1992, assumed certain costs relative to product liability. Currently, the subsidiary is involved in various product liability cases which have arisen as a result of alleged product failure. Management, in consultation with legal counsel has, among other things, analyzed existing claims and lawsuits, reviewed historical loss results, and reviewed the incidence and severity of injuries in order to estimate costs relative to product liability. While an exact amount cannot be identified due to many variables and assumptions and the outcome of claims is uncertain and difficult to predict, management after consulting with legal counsel, has estimated remaining costs to the subsidiary on product liability assumed will most likely range from $7.5 million to $12 million.

  The reserve for product liability was $4.6 million as of March 31, 1995. Cumulative payments resulting from product liability activity existing at the acquisition date were approximately $2.9 million through the quarter ended March 31, 1995.

  The subsidiary intends to vigorously defend any lawsuits which may arise as a result of alleged product failure.

  Environmental Matters

  The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations, and such regulations are increasing.

  Inherent in manufacturing operations and owning real estate is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs, on an ongoing basis, associated with environmental regulatory compliance. Inasmuch as the Company does not currently maintain environmental impairment insurance, the Company may face claims of significant remediation costs (for which the Company would be uninsured and in connection with which the Company may be unable to obtain reimbursement from other responsible parties) in connection with contamination which may be detected on its properties or as a result of its operations in the future.

                                  (continued)

                                    6 of 12

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1995


5. Contingencies - (continued)

  The Company has determined that several of its operating sites are not in full compliance with certain hazardous waste management reporting and other related requirements. The Company has begun to implement procedures and take requisite actions to remedy as soon as practicable all identified deficiencies so that its facilities will comply with all applicable environmental laws and regulations in all material respects. The Company estimates that the total costs of bringing its facilities into compliance will not have a material effect on the Company's consolidated financial statements.





                                    7 of 12

                           MCCLAIN INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

  The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

  Selected financial data for the Company for the periods indicated:


                                (unaudited)
                                   As of             As of
                                 March  31,       September 30,
                                   1995              1994
                                -----------       -------------
Working Capital                 $30,560,408        $23,154,234

Total Assets                     68,150,037         58,293,774

Long-Term Debt                   24,325,216         18,039,869

Stockholders' Investment         20,830,425         19,359,709

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                4,619,193          4,608,137

Current Ratio                        2.89:1             2.63:1

Long-Term Debt to Stockholders'
Equity                               1.17:1              .93:1




                             (unaudited)                 (unaudited)
                          Three Months ended           Six Months ended
                              March 31                     March 31,
                         1995          1994           1995         1994
                         ----          ----           ----         ----

Net Sales            $21,382,043    $18,832,574    $41,984,074   $33,379,257

Net Income           $   766,164    $   646,630    $ 1,458,057   $ 1,027,087

Net Earnings Per
Common and Common
Equivalent Share     $       .17    $       .15    $       .32   $       .23


                                    8 of 12

                              MCCLAIN INDUSTRIES, INC.

        The following table presents, as a percentage of net sales certain selected financial data for the Company for the periods indicated:



                                      (Unaudited)             (Unaudited)
                                   Three Months Ended       Six Months Ended
                                        March 31,               March 31,
                                   1995          1994       1995        1994
                                   ------------------       ----------------
Sales                              100.00%    100.00%       100.00   100.00%
Cost of Sales                       77.37      77.24         77.55    77.03
                                   ------     ------        ------   ------
Gross Profit                        22.63      22.76         22.45    22.97

Selling, General &
Admin. Expense                      14.19      14.56         14.04    15.58
                                   ------     ------        ------   ------
Operating Income                     8.44       8.20          8.41     7.39
Other Expenses                      (3.01)     (2.93)        (3.15)   (2.73)
                                   ------     ------        ------   ------
Income Before Income Tax             5.43       5.27          5.26     4.66
Provision for Income Taxes           1.85       1.83          1.79     1.59
                                   ------     ------        ------   ------

Net Income                           3.58%      3.44%         3.47%    3.07%
                                   ======     ======        ======   ======

        The following table presents the net sales of the Company by major product line for the periods indicated (in thousands)



                                                      (Unaudited)
                                             For the Three Months Ended
                                                      March  31,
                                              1995                  1994
                                          -------------     ------------------
                                            amount  %            amount   %
                                          --------------    ------------------
Dump Truck Bodies                      $ 5,252    24.56       $ 4,937    26.22
Containers                               4,696    21.96         3,843    20.41
Compactors and Unitized
 Compaction Systems                      2,412    11.28         2,297    12.19
Garbage and Recycling
 Truck Bodies                            6,544    30.60         4,102    21.78
Transfer Trailers                          975     4.56         2,204    11.70
Replacement Parts                          494     2.32           772     4.09
Other Product  Sales                     1,009     4.72           678     3.61
                                       ----------------       ----------------

Total Net Sales                        $21,382   100.00%      $18,833   100.00%
                                       ================       ================



                                                    (Unaudited)
                                            For the  Six Months Ended
                                                   March  31,
                                            -------------------------
                                            1995                 1994
                                      -----------------   --------------------
                                           amount   %          amount      %
                                      -----------------   --------------------
Dump Truck Bodies                      $ 8,946    21.31       $ 7,863    23.56
Containers                              10,198    24.29         6,378    19.11
Compactors and Unitized
 Compaction Systems                      4,292    10.22         4,791    14.35
Garbage and Recycling
 Truck Bodies                           11,431    27.23         7,498    22.46
Transfer Trailers                        3,984     9.49         4,241    12.70
Replacement Parts                        1,312     3.12         1,315     3.93
Other Product  Sales                     1,821     4.34         1,293     3.89
                                      -----------------       ----------------

Total Net Sales                        $41,984   100.00%      $33,379   100.00%
                                      =================       ================

                                   9 of 12

                            MCCLAIN INDUSTRIES, INC.


Quarter ended March 31, 1995 compared to quarter ended March 31, 1994

        Net sales increased 13.54% to $21.4 million for the quarter ended March 31, 1995 (Quarter 1995) from $18.8 million for the quarter ended March 31, 1994 (Quarter 1994) primarily due to increased unit sales, increases in selling prices of certain product lines and the Company's increased selling efforts. Garbage and recycling truck bodies accounted for 95.81% of the sales increase for such period, roll off containers, intermodal containers, and sludge container sales accounted for 33.48%, dump truck body sales accounted for 12.36% and sales of unitized compaction systems and replacement parts accounted for 6.57% of the sales increase. Sales of transfer trailers declined 48.22% during this period. For the Quarter 1995, sales of garbage and recycling truck bodies amounted to $6.5 million or 30.60% of the net sales, sales of roll off containers, intermodal containers, and sludge containers amounted to $4.7 million or 21.96% of net sales and sales of the Company's other products amounted to $10.2 million or 47.44% of the net sales. Cost of sales as a percentage of net sales was 77.37% for the Quarter 1995 compared to 77.24% for the Quarter 1994. This increase in cost of sales is due primarily to increase unit sales of Galion Solid Waste product line. Selling, general and administrative expenses as a percentage of net sales declined to 14.19% for the Quarter 1995 primarily due to their being more fixed in nature. Interest expense increased to 2.31% of net sales for the Quarter 1995 compared to 1.45% of net sales for the Quarter 1994, primarily due to increased borrowings and higher prevailing interest rates. Net income was $766,164 for the Quarter 1995 compared to $646,630 for the Quarter 1994 primarily due to increased sales volume and the Company's continual effort on cost controls.


Six months ended March 31, 1995 compared to six months ended March 31, 1994

        Net sales increased 25.78% to $42.0 million for the six months ended March 31, 1995 from $33.4 million for the six months ended March 31, 1994 primarily due to increased unit sales, increases in selling prices of the product lines and the Company's increased selling effort. Roll off containers, intermodal containers, and sludge containers accounted for 44.40% of the sales increase for such period, garbage and recycling truck bodies sales accounted for 45.70% and sales of the Company's other products excluding transfer trailers amounted to 12.90% of the net sales. Transfer trailer sales declined 3.00% for subject period. In order to foster trailer sales the Company has restructured its sales force. Cost of sales as a percentage of net sales increased to 77.55% for the six months ended March 31, 1995 compared to 77.03% for the six months ended March 31, 1994, primarily due to increased unit sales of Galion Solid Waste product line and their historically lower gross profit margins. Selling, general and administrative expenses as a percentage of net sales declined to 14.04% for the six months ended March 31, 1995 compared to 15.58% for the six months ended March 31, 1994. Interest expense increased to 2.17% of the net sales for the six months ended March 31, 1995 compared to 1.48% for the six months ended March 31, 1994, primarily due to increased borrowings and higher interest rates. Net income was $1,458,057 for the six months ended March 31, 1995 compared to $1,027,087 for the six months ended March 31, 1994, primarily due to increased sales volume, increases in selling prices, and the Company's continual effort on cost controls.


                                   10 of 12

                            MCCLAIN INDUSTRIES, INC.

                         DISCUSSION FINANCIAL CONDITION


        The Company had working capital of approximately $30.6 million at March 31, 1995 compared to $23.1 million at September 30, 1994. The ratio of current assets to current liabilities was 2.89 to 1 at March 31, 1995 compared to 2.63 to 1 at September 30, 1994. The Company's cash and cash equivalents totaled $1,660,484 at March 31, 1995. Cash flows utilized by operations was $5.0 million for the six months ended March 31, 1995, primarily as a result of increased purchases of raw materials inventory and higher levels of finished goods inventory. During this period investing activities utilized $1.3 million, primarily as a result of machinery and equipment purchases. The expenditures for inventories and machinery and equipment purchases were financed by increased borrowings.

        In February 1995 the Company entered into a term loan agreement with Standard Federal Bank which refinanced two promissory notes (in the combined amount of $1.4 million) and provided additional working capital in the amount of $600,000. The note bears interest at prime plus 1/4% per annum over a five year term and fifteen year amortization and is secured by a mortgage on certain of the Company's properties.

        In February 1995 the Company entered into an equipment financing term line with Standard Federal Bank in the amount of $1.8 million. The promissory notes bear interest at prime rate, matures in seven years and are secured by the related equipment.

        In March 1995 the Company entered into a new loan agreement with Standard Federal Bank that increased its revolving facility by $6 million. Borrowing limitations, interest rates and other terms are substantially the same as the existing revolving facility.

        Uncommitted revolving lines of credit of $3.3 million were available at March 31, 1995.


                                    11 of 12

                                   SIGNATURES





        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     McCLAIN INDUSTRIES, INC.



Date:       MAY 8, 1995                            By:   /s/ Edward J. Zabinski
                                                         ----------------------
                                                   Edward J. Zabinski, Treasurer




Date:       MAY 8, 1995                            By:   /s/ Kenneth D. McClain
                                                         ----------------------
                                                   Kenneth D. McClain, President





                                   12 of 12

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION                   PAGE NO.
- -----------                     -----------                   --------

EX-27                     Financial Data Schedule