Form 10-Q
period 1995-06-30
MCCLAIN INDUSTRIES INC
filed 1995-07-27
CIK 63686

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1995.

[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from____________to____________


                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Michigan                                                             38-1867649
State of Incorporation                                 I.R.S. Employer I.D. No.

                               6200 Elmridge Road
                        Sterling Heights, Michigan 48310
                                 (810) 264-3611
         (Address of principal executive offices and telephone number)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 21, 1995.



Common Stock, No Par Value                           4,451,293
- --------------------------                       ------------------
        Class                                     Number of Shares





                                    1 of 11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MCCLAIN INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    June 30,        September 30,
                                     1995               1994
                                  (unaudited)          audited
                                  -----------       -------------
CURRENT ASSETS
- --------------

Cash and Cash Equivalents        $   525,650          $ 1,697,713
Accounts Receivable (Net)         17,011,481           12,048,352
Inventories                       34,742,853           23,340,907
Prepaid Expenses                     319,489              296,944
                                 -----------          -----------

   Total Current Assets           52,599,473           37,383,916
                                 -----------          -----------

Property and Equipment            31,421,618           28,833,901
   Accumulated Depreciation      (11,386,347)         (10,070,253)
                                 -----------          -----------

Net Property and Equipment        20,035,271           18,763,648
                                 -----------          -----------
Other Assets                       2,710,776            2,146,210
                                 -----------          -----------
Total Assets                     $75,345,520          $58,293,774
                                 ===========          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES
- -------------------

Current Portion of
   Long-Term Debt                $ 1,875,213          $ 1,791,213
Accounts Payable                  12,882,839           10,324,028
Accrued Liabilities                1,712,061            1,465,369
Federal Income Taxes               2,176,722              649,072
                                 -----------          -----------
Total Current Liabilities         18,646,835           14,229,682
                                 -----------          -----------
Deferred Income Taxes              1,062,916            1,065,000
                                 -----------          -----------
Long Term Debt - Less
   Current Portion                28,119,107           18,039,869
                                 -----------          -----------
Other Liabilities
   and Contingencies               5,701,688            5,599,514
                                 -----------          -----------
Stockholders' Equity              21,814,974           19,359,709
                                 -----------          -----------
Total Liabilities and
   Stockholders' Equity          $75,345,520          $58,293,774
                                 -----------          ===========

See notes to condensed consolidated financial statements.



                                    2 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED



                                          Three Months Ended           Nine Months Ended
                                              June 30,                        June 30,
                                          1995          1994           1995          1994
                                          ------------------          -------------------
Net Sales                           $21,171,595   $24,244,234    $63,155,669   $57,623,491
Cost of Sales                        15,631,620    18,969,438     48,189,465    44,681,125
                                    -----------    ----------    -----------   -----------

Gross Profit                          5,539,975     5,274,796     14,966,204    12,942,366

Selling, General
and Administrative
Expenses                              3,267,021     2,988,051      9,161,814     8,188,686
                                    -----------   -----------    -----------   -----------

Operating Income                      2,272,954     2,286,745      5,804,390     4,753,680
                                    -----------   -----------    -----------   -----------

Other Income (Expense)

  Interest Expense                     (631,578)     (384,037)    (1,543,099)     (878,127)
  Other Expense                        (152,275)     (191,128)      (563,133)     (611,293)
  Gain (loss) on
     Sale of Asset                           -       ( 26,935)           -         (23,423)
                                    -----------   -----------    -----------   -----------

                                       (783,853)     (602,100)    (2,106,232)   (1,512,843)
                                    -----------   -----------    -----------   -----------
Income before
  Income taxes                        1,489,101     1,684,645      3,698,158     3,240,837
Provision for
  Income taxes                          505,910       572,780      1,256,910     1,101,885
                                    -----------   -----------    -----------   -----------
Net Income
                                    $   983,191   $ 1,111,865    $ 2,441,248   $ 2,138,952
                                    ===========   ===========    ===========   ===========
Net Income Per Common
  Equivalent Shares                 $       .21   $       .23    $       .53   $       .46
                                    ===========   ===========    ===========   ===========

Weighted Average Number
  of Common and Common
  Equivalent  Shares
  Outstanding                         4,625,284     4,637,224      4,625,284     4,637,224
                                    ===========   ===========    ===========   ===========





See notes to condensed consolidated financial statements





                                    3 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                 Nine Months Ended
                                                                     JUNE 30,
                                                              -------------------
                                                               1 9 9 5    1 9 9 4
                                                              --------   --------
Net income                                                    $2,441,248  $2,138,952
                                                              ----------   ---------
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortizations                              1,444,378   1,335,462
   Deferred taxes                                             (    2,084) (    2,084)
   Common stock issued in lieu of cash                             7,517      10,375
   Loss on sale of property and equipment                          0          23,422
Changes in operating assets which provided (used) cash:
      Current assets excluding cash & equivalents            (16,387,620) (8,529,659)
      Other assets                                           (   655,624)  2,139,927
      Accounts payable                                         2,558,811   2,996,545
      Accrued expenses                                           246,692      16,174
      Federal income taxes                                     1,527,650     897,868
      Other liabilities                                          102,174  (  236,523)
                                                              ----------   ---------
          TOTAL ADJUSTMENTS                                  (11,158,106) (1,348,493)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (8,716,858)    790,459
                                                              ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (2,587,717) (4,504,521)
                                                              ----------   ---------

NET CASH USED BY INVESTING ACTIVITIES                         (2,587,717) (4,504,521)
                                                              ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net additions to notes payable                                   0       2,327,930
  Principal additions (repayments) of long term debt          10,163,239   1,133,903
  Sale of common stock                                             6,500     151,550
                                                              ----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     10,169,739   3,613,383
                                                              ----------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (1,134,836) (  100,679)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,660,486     466,204
                                                              ----------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  525,650   $ 365,525
                                                              ==========   =========

See notes to condensed consolidated financial statements.


                                    4 of 11

                            MCCLAIN INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1995
1.  Basis of Presentation
          The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

2.  Inventories

          Inventories at June 30, 1995 and September 30, 1994 are summarized as follows:

                               (Unaudited)
                              June 30, 1995     September 30, 1994
                              -------------     ------------------
Material and Supplies          $11,117,053          $ 8,362,693
Work in Progress                 5,150,200            7,115,786
Finished Goods                  18,475,600            7,862,428
                               -----------          -----------
                               $34,742,853          $23,340,907
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

          Earnings per common share and common equivalent share were calculated using the weighted average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares was increased by the number of shares issuable on the exercise of the stock options when the market price of the common shares exceeded the option price granted. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the stock options; those purchases were assumed to have been made at the average price of the common stock during the year.

4.  Depreciation
          For the nine months ended June 30, 1995 and 1994, depreciation charges were $1,383,718 and $1,274,802, respectively.

                                    5 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1995

5.        Contingencies

          A subsidiary of the Company acquired in July 1992, assumed certain costs relative to product liability. Currently, the subsidiary is involved in various product liability cases which have arisen as a result of alleged product failure. Management, in consultation with legal counsel has, among other things, analyzed existing claims and lawsuits, reviewed historical loss results, and reviewed the incidence and severity of injuries in order to estimate costs relative to product liability. While an exact amount cannot be identified due to many variables and assumptions and the outcome of claims is uncertain and difficult to predict, management after consulting with legal counsel, has estimated, that as of the date the subsidiary was acquired the costs to the subsidiary on product liability assumed will most likely range from $7.5 million to $12 million.

          The reserve for product liability was $4.5 million as of June 30, 1995. Cumulative payments resulting from product liability activity existing at the acquisition date were approximately $3.0 million through the quarter ended June 30, 1995.

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

          The Company has determined that several of its operating sites are not in full compliance with certain hazardous waste management reporting and other related requirements. The Company has begun to implement procedures and take requisite actions to remedy as soon as practicable all identified deficiencies so that its facilities will comply with all applicable environmental laws and regulations in all material respects. Management estimates that the total costs of bringing its facilities into compliance will not have a material effect on the Company's consolidated financial statements.

                                    6 of 11

                            MCCLAIN INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1995

6.  Subsequent Event

          On July 17, 1995 McClain Industries, Inc. purchased the stock of EPCO Manufacturing Corporation, Inc,. EPCO is a manufacturer of vertical downstroke and closed door horizontal bailing equipment used for processing of cardboard, paper, plastic and non-ferous metals in the recycling industry. EPCO will be operated as a wholly owned subsidiary of McClain. EPCO sales during the last fiscal year ended March 1995 were approximately $2.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
          The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

          Selected financial data for the Company for the periods indicated:

                                                    (unaudited)
                                                       As of                  As of
                                                      June 30,             September 30,
                                                        1995                   1994
                                                    ------------           -------------
Working Capital                                     $33,952,638             $23,154,234

Total Assets                                         75,345,520              58,293,774

Long-Term Debt                                       28,119,107              18,039,869

Stockholders' Investment                             21,814,974              19,359,709

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                                    4,625,284               4,608,137

Current Ratio                                            2.82:1                  2.63:1

Long-Term Debt to
Stockholders' Equity                                     1.29:1                   .93:1

                                      (unaudited)                   (unaudited)
                                  Three Months ended            Nine Months ended
                                        June 30                       June 30,
                                   1995          1994            1995          1994
                                   ----          ----            ----          ----
Net Sales                   $21,171,595   $24,244,234    $63,155,669   $57,623,491

Net Income                  $   983,191   $ 1,111,865    $ 2,441,248   $ 2,138,952

Net Earnings Per
Common and Common
Equivalent Share            $       .21   $        .23    $       .53   $       .46

                                    7 of 11

                            MCCLAIN INDUSTRIES, INC.
                      DISCUSSION OF RESULTS OF OPERATIONS
          The following table presents, as a percentage of net sales certain selected financial data for the Company for the periods indicated:

                                                              (Unaudited)                      (Unaudited)
                                                           Three Months Ended               Nine Months Ended
                                                                 June 30,                        June 30,
                                                            1995      1994                    1995      1994
                                                           ------------------                 ---------------
Sales                                                      100.00%    100.00%                 100.00  100.00%
Cost of Sales                                               73.83      78.24                   76.30   77.54
                                                           ------     ------                  ------  ------
Gross Profit                                                26.17      21.76                   23.70   22.46

Selling, General &
Admin. Expense                                              15.43      12.32                   14.51   14.21
                                                           ------     ------                  ------  ------
Operating Income                                            10.74       9.44                    9.19    8.25
Other Expenses                                              (3.70)     (2.48)                  (3.33)  (2.63)
                                                           ------     ------                  ------  ------
Income Before Income Tax                                     7.04       6.96                    5.86    5.62
Provision for Income Taxes                                   2.39       2.36                    1.99    1.91
                                                           ------     ------                  ------  ------
Net Income                                                   4.65%      4.60%                   3.87%   3.71%
                                                           ======     ======                  ======  ======

          The following table presents the net sales of the Company by major product line for the periods indicated (in thousands)

                                                              (Unaudited)
                                                       For the Three Months Ended
                                                                June 30,
                                                 -------------------------------------
                                                        1995                1994
                                                 -----------------   -----------------
                                                  amount      %        amount      %
                                                 -----------------   -----------------
Dump Truck Bodies                                $ 4,938    23.33      $ 5,709    23.54
Containers                                         5,977    28.23        6,753    27.85
Compactors and Unitized
 Compaction Systems                                2,407    11.37        2,157     8.90
Garbage and Recycling
 Truck Bodies                                      5,004    23.63        4,951    20.42
Transfer Trailers                                    788     3.72        3,030    12.50
Replacement Parts                                  1,113     5.26          794     3.28
Other Product Sales                                  945     4.46          850     3.51
                                                 ------------------    ----------------

Total Net Sales                                  $21,172   100.00%     $24,244   100.00%
                                                 ==================    ================


                                                             (Unaudited)
                                                      For the Nine Months Ended
                                                                June 30,
                                                 -------------------------------------
                                                        1995                1994
                                                 -----------------   -----------------
                                                  amount      %        amount      %
                                                 -----------------   -----------------
Dump Truck Bodies                                $13,884    21.98      $13,572    23.55
Containers                                        16,175    25.61       13,131    22.79
Compactors and Unitized
 Compaction Systems                                6,699    10.61        6,948    12.06
Garbage and Recycling
 Truck Bodies                                     16,436    26.02       12,448    21.60
Transfer Trailers                                  4,772     7.56        7,273    12.62
Replacement Parts                                  2,425     3.84        2,109     3.66
Other Product Sales                                2,765     4.38        2,142     3.72
                                                 ------------------   -----------------
Total Net Sales                                  $63,156   100.00%     $57,623   100.00%
                                                 ==================   =================

                                    8 of 11

                            MCCLAIN INDUSTRIES, INC.


      Quarter Ended June 30, 1995 compared to quarter Ended June 30, 1994

          Net sales declined 12.67% to $21.2 million for the quarter ended June 30, 1995 (Quarter 1995) from $24.2 million for the quarter ended June 30, 1994 (Quarter 1994) primarily due to a decrease in unit sales of trailers and intermodal containers. This is attributable to larger than normal shipments of trailers and intermodal containers in June 1994 and a revamping of certain areas of the sales force during the latter part of the second quarter 1995 and into the third quarter 1995, which are expected to show positive results during the current and succeeding quarters. Cost of sales as a percentage of net sales was 73.83% for the Quarter 1995 compared to 78.24% for the Quarter 1994. This decrease in cost of sales is due primarily to Galion Solid Waste achieving higher gross profit margins during Quarter 1995. Selling, general, and administrative expenses as a percentage of net sales increased to 15.43% for Quarter 1995 compared to 12.32% for Quarter 1994 primarily due to increases in selling and marketing expenses. Interest expense increased to 2.98% of net sales for Quarter 1995 compared to 1.60% for Quarter 1994 due to increased levels of borrowing and higher prevailing interest rates. Net income was $983,191 or 4.64% of net sales for Quarter 1995 compared to $1,111,865 or 4.59% of net sales for Quarter 1994.

   Nine Months Ended June 30,1995 Compared to Nine Months Ended June 30, 1994

          Net sales increased 9.60% to $63 million for the nine months ended June 30, 1995 from $57 million for the nine months ended June 30, 1994 primarily due to increased unit sales, increases in selling prices of the product lines and the Company's increased selling efforts. Roll off containers, intermodal containers, and sludge containers accounted for 55.5% of the net sales increase for such period, garbage and recycling truck bodies sales accounted for 72.1% and sales of the Company's other products excluding transfer trailers amounted to 17.6% of the net sales. Transfer trailer sales declined 45.2% for the subject period. As stated in the quarterly information, the Company is and has been involved in revamping certain areas of the sales force, which is expected to show positive results during the current and succeeding quarters. Cost of sales as a percentage of net sales decreased to 76.3% for the nine months ended June 30, 1995 compared to 77.5% for the nine months ended June 30, 1994, primarily due to higher gross profit margins for Galion Solid Waste. Selling, general, and administrative expenses as a percentage of net sales increased to 14.5% for the nine months ended June 30, 1995 compared to 14.2% for the nine months ended June 30, 1994 due to increased selling and marketing expenses. Interest expense increased to 2.4% of net sales for the nine months ended June 30, 1995 compared to 1.5% for the nine months ended June 30, 1994, primarily due to increased borrowings and higher interest rates. Net income was $2.4 million or 3.87% of net sales for the nine months ended June 30, 1995 of compared to $2.1 million or 3.71% of net sales for the nine months ended June 30, 1994.


                                    9 of 11

                            MCCLAIN INDUSTRIES, INC.


                       DISCUSSION OF FINANCIAL CONDITION


          The Company had working capital of approximately $34 million at June 30, 1995 compared to $23 million at June 30, 1994. The ratio of current assets to current liabilities was 2.82 to 1 at June 30, 1995 compared to 2.63 to 1 at June 30, 1994. The Company's cash and cash equivalents totaled $525,650. Cash flows utilized by operations was $8.8 million for the nine months ended June 30, 1995, primarily as a result of increased purchases of raw materials inventory and higher levels of finished goods inventory. Cash flows from investing activities utilized $2.6 million, primarily as a result of machinery and equipment purchases. The expenditures for inventories and machinery and equipment purchases were financed by increased borrowings.

          Uncommitted revolving lines of credit of $5.8 million were available at June 30, 1995.

          Management believes that the Company has had and continues to have sufficient working capital and capital resources to meet its short-term obligations and anticipated long-term requirements.





                                    10 of 11

                                   SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.





                                      McCLAIN INDUSTRIES, INC.



Date:      July 21, 1995          By:  /s/ Edward J. Zabinski
                                     -------------------------------
                                  Edward J. Zabinski, Treasurer




Date:      July 21, 1995          By:  /s/ Kenneth D. McClain
                                     -------------------------------
                                  Kenneth D. McClain, President





                                    11 of 11