Form 10-K
period 1995-09-30
MCCLAIN INDUSTRIES INC
filed 1996-01-11
CIK 63686

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

STATE OF MICHIGAN                                             38-1867649
State of Incorporation                                 I.R.S. Employer I.D. No.
                               6200 ELMRIDGE ROAD
                        STERLING HEIGHTS, MICHIGAN 48310
                                 (810) 264-3611
         (Address of principal executive offices and telephone number)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     [X]

         As of December 29, 1995, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $8,441,206 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

         As of December 29, 1995, there were 4,893,512 shares of the Registrant's common stock issued and outstanding.

                                                     Exhibit Index is on Page 57
                                                             Page 1 of 347 Pages

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         McClain Industries, Inc., a Michigan corporation ("McClain-Michigan"), together with its subsidiaries (the "Company"), is one of the nation's leading manufacturers of a diversified line of dump truck bodies and solid waste handling equipment. Dump truck bodies are assemblies attached to truck frames and used to carry and dump solid materials such as dirt or gravel. Solid waste handling equipment is used for the temporary storage, transportation and compaction of residential, commercial and industrial waste and recycling materials. In addition, the Company operates a steel tube mill to manufacture some of its steel tubing needs. The Company also provides coiled steel cutting and warehousing services for its own manufacturing operations and, on a limited basis, for sale to third-party customers.

BACKGROUND

         McClain-Michigan was incorporated in 1968 and became a publicly-traded company in 1973. It currently has: (i) five significant wholly-owned operating subsidiaries: McClain of Ohio, Inc. ("McClain-Ohio"); McClain of Georgia, Inc. ("McClain-Georgia"); Shelby Steel Processing Co. ("Shelby Steel"); McClain Tube Company (d/b/a Quality Tubing) ("Tube"); and McClain EPCO, Inc. ("EPCO"); (ii) one wholly-owned lease financing subsidiary: McClain Group Leasing, Inc. ("Leasing"); and (iii) one wholly-owned holding company subsidiary: Galion Holding Company ("Galion Holding"). Galion Holding is the sole shareholder of two additional operating subsidiaries, McClain E-Z Pack, Inc. ("E-Z Pack") and Galion Dump Bodies, Inc. ("Galion Dump Bodies"). McClain-Michigan, E-Z Pack and Galion Dump Bodies collectively own all of the issued and outstanding stock of McClain Group Sales, Inc. ("Sales"), which is the exclusive sales representative of McClain-Michigan, McClain-Ohio, McClain-Georgia, E-Z Pack and Galion Dump Bodies. All of these companies are Michigan corporations, except for McClain-Georgia, which is a Georgia corporation, and EPCO, which is a New York corporation.

         The names of several of these companies were changed during the past year in order to more closely identify them with McClain-Michigan. Leasing was formerly known as Prime Leasing Corporation; McClain-Ohio was formerly known as McClain Industries of Ohio, Inc.; E-Z Pack was formerly known as Galion Solid Waste Equipment, Inc.; Sales was formerly known as M.E.G. Equipment Sales, Inc.; and EPCO was formerly known as EPCO Manufacturing Corp. EPCO was acquired during July 1995. See ITEM 1. BUSINESS, Acquisition of EPCO, below.

         McClain-Michigan, McClain-Ohio, McClain-Georgia and EPCO are sometimes collectively referred to as "McClain"; Galion Holding, E-Z Pack and Galion Dump Bodies are sometimes collectively referred to as "Galion"; and, unless the context otherwise requires, all references to the Company mean McClain-Michigan and all of the entities owned or controlled by McClain-Michigan.

         The Company's executive offices are located at 6200 Elmridge Road, Sterling Heights, Michigan 48310 and its telephone number is (810) 264-3611.


ACQUISITION OF EPCO

         On July 17, 1995, McClain-Michigan purchased all of the issued and outstanding common stock of EPCO in exchange for stock of McClain with a market value of $1,000,000 and an agreement to issue additional McClain stock over the next 3 years with a market value of up to $500,000 if sales of EPCO balers exceed specified amounts during such years. The stock issued to the former EPCO shareholders has not been registered under any federal or state securities laws and, consequently, its transfer is restricted.

         EPCO manufactures and sells high quality vertical downstroke balers primarily for cardboard and plastics, compacting such waste for recycling. During its fiscal year ended March 31, 1995, EPCO had operating income of approximately $10,600 on net sales of approximately $2.5 million. Acquiring EPCO permits the Company to offer its customers a more complete line of solid waste handling equipment, satisfy customers which seek to purchase balers and compactors as a unit, and remain competitive in the industry.


PRODUCTS

         The Company manufactures and markets dump truck bodies and four major solid waste handling equipment product lines: (1) containers; (2) compactors and baling equipment; (3) garbage and recycling truck bodies; and (4) transfer trailers.

Dump Truck Bodies and Hoists

         Galion Dump Bodies manufactures steel dump truck bodies varying in capacity from two to twenty-five cubic yards at its Winesburg, Ohio facility. McClain-Michigan and McClain-Georgia, under license from Galion Dump Bodies, also manufacture dump truck bodies at its Oklahoma City, Oklahoma and Macon, Georgia facilities, respectively. Dump truck bodies are assemblies which are attached to a truck's frame or chassis, to allow the truck to carry and dump solid materials such as dirt, gravel or waste materials. Hoists are the hydraulic lift mechanisms used to tilt the dump body. Trucks with a dump body and hoist are commonly seen in use as "dump trucks". The products manufactured by Galion Dump Bodies are sold under the registered trademark "Galion". The trademark registration, if not renewed, will expire in the year 2001. Sales of dump truck bodies accounted for approximately 21% of the Company's consolidated sales for the fiscal year ended September 30, 1995.

Containers

         Detachable Roll-Off Containers and Roll-Off Hoists. McClain-Michigan, McClain-Ohio and McClain-Georgia manufacture several types of detachable roll-off containers and roll-off hoists at the Company's facilities in Sterling Heights, Michigan, Macon, Georgia, Oklahoma City, Oklahoma, and Galion, Ohio. Detachable roll-off containers vary in capacity from ten to forty-five cubic yards and are transported with their contents to recycling centers, incinerators or landfill sites. Roll-off hoists consist of frames mounted on truck chassis which are hydraulically operated to load, transport and dump roll-off containers. Roll-off hoists are advertised and sold under the trade name "MAGNA-HOIST". Sales of detachable roll-off containers and roll-off hoists accounted for approximately 18% of the Company's consolidated sales for the fiscal year ended September 30, 1995.

         Intermodal, Water-Tight and Sludge Containers. The Company manufactures various types of intermodal, water-tight and sludge containers at the Company's facilities in Sterling Heights, Michigan, Macon, Georgia, Oklahoma City, Oklahoma, and Galion, Ohio. Intermodal containers vary in capacity from nineteen cubic yards to thirty-five cubic yards and are designed for highway, railroad and marine movement of waste products. Water-tight containers vary in capacity from ten to forty cubic yards and are designed for highway movement of wet waste. Sludge containers vary in capacity from ten to seventy cubic yards and are designed for highway movement of slurry type waste products. Sales of these containers accounted for approximately 7% of the Company's consolidated sales for the fiscal year ended September 30, 1995.

Compactors and Baling Equipment

         The Company manufactures compactors at its Sterling Heights, Michigan facility. Compactors consist of a compaction unit and separate power source. Compaction units force deposited refuse through an opening at one end of the unit into a roll-off body coupled to the compaction unit. When the roll-off body is filled, the compactor is detached and the roll-off body is removed for dumping. The Company also manufactures unitized compaction systems consisting of a compactor and roll-off container manufactured as a single unit. Compactors are sold under the trade name "MAGNUM" and unitized compactor systems are sold under the trade name "UNIMAG". Sales of compactors and unitized compaction systems accounted for approximately 11% of the Company's consolidated sales for the fiscal year ended September 30, 1995. EPCO manufactures at its Buffalo, New York facility 24 models of balers which compact plastic and paper products, primarily cardboard. Balers are either vertical downstroke or closed door horizontal balers. Sales of balers for the approximately 2-1/2 months since the date of acquisition accounted for approximately 1% of the Company's consolidated sales for the fiscal year ended September 30, 1995.

Garbage and Recycling Truck Bodies

         E-Z Pack manufactures at its Galion, Ohio facility traditional garbage truck bodies comprised of front, rear and side loading truck bodies and a recycling truck body used in solid waste handling and disposal. The front loading truck bodies vary in capacity from thirty-two cubic yards to forty-three cubic yards, the rear loading truck bodies vary in capacity from eighteen cubic yards to thirty-one cubic yards, and the side loading truck bodies vary in capacity from twenty-nine cubic yards to thirty-nine cubic yards. The recycling truck bodies vary in capacity from thirty cubic yards to forty cubic yards. The products manufactured by E-Z Pack are sold under the registered trademark "E-Z Pack". Within this line, E-Z Pack sells its front loading truck bodies under the trademarks "Goliath", "Goliath II", and "Apollo". The side loading truck bodies and the recycling truck bodies are principally identified by the E-Z Pack name only. These trademarks will expire in the year 2001, unless renewed. Sales of garbage and recycling truck bodies accounted for approximately 20% of the Company's consolidated sales for the fiscal year ended September 30, 1995.

Transfer Trailers

         McClain-Ohio manufactures at its Galion, Ohio facility, various types of steel and aluminum transfer trailers, including open-top walking floor trailers, closed-top walking floor trailers, ejection trailers and open-top tipper trailers, varying in capacity from thirty cubic yards to 124 cubic yards. Transfer trailers are used to transport compacted solid waste from transfer stations to landfills or incinerators. Sales of transfer trailers accounted for approximately 8% of the Company's consolidated sales for the fiscal year ended September 30, 1995.

CUSTOMERS AND DISTRIBUTION

         For the fiscal year ended September 30, 1995, the Company's consolidated sales were divided approximately 43% to distributors, 54% to solid waste handling companies and 3% to governmental agencies.

         The Company traditionally has not depended on product sales to any one customer and no single customer accounted for more than 10% of the Company's net sales for the fiscal years ended September 30, 1995 and 1994. However, for the year ended September 30, 1993, sales to WMX Technologies, Inc. constituted approximately 11% of the Company's net sales. The Company has no contracts with any of its customers and, accordingly, sells its products pursuant to purchase orders placed from time to time in the ordinary course of business. The Company delivers its products to its customers through the use of its own trucks or common carriers.

         The Company obtains its municipal as well as certain private contracts through the process of competitive bidding. There can be no assurance that municipalities or others will continue to solicit bids, or if they do, that the Company will continue to be successful in having its bids accepted. Additionally, inherent in the competitive bidding process is the risk that if a bid is submitted and a contract is subsequently awarded, actual performance costs may exceed the projected costs upon which the submitted bid or contract price was based.

         Although historically foreign sales have not accounted for a significant portion of the Company's revenues, the Company anticipates that a greater portion of its future net sales will be derived from sales of its products in foreign markets.

SALES AND MARKETING

         Historically, the Company's products have been marketed by the Company's executive officers and sales personnel who have worked closely with customers to solicit orders and to render technical assistance and advice. The Company's executive officers will continue to devote a significant amount of time to developing and maintaining continuing relations with the Company's customers. The Company operates Sales, a separate wholly-owned corporation, to act as the Company's exclusive sales representative. All of the Company's sales efforts are centralized through Sales rather than being handled by the separate product divisions.

         The Company also engages independent distributors and dealers in various regions throughout the United States and certain foreign countries, for marketing its products to customers. The Company's dealers are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. As of December 1, 1995, there were approximately 143 authorized Company dealers located in numerous states and six authorized Company dealers, licensees and commissioned district managers in four foreign countries, each of which is independently owned. The Company is dependent on such dealers for a significant portion of its revenues. These dealers typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets. The Company believes that its dealers have enhanced and will continue to enhance the scope of the Company's marketing and sales efforts and have, to a certain extent, also enabled the Company to avoid certain significant costs associated with creating a more extensive direct sales network.

         The Company advertises its products under trade names and under its name in trade journals and brochures. Other marketing efforts include articles in trade publications, attendance at trade shows and presentations by the Company's personnel at industry trade conferences.

         The Company, through Leasing, also provides lease financing on a limited basis for purchases of the Company's products. At September 30, 1995, Leasing held lease receivables the present value of which aggregates approximately $3.6 million.

RAW MATERIALS

         The Company is dependent on third-party suppliers and manufacturers for the raw materials and a significant portion of the parts it uses in the manufacture of its products. The major raw materials used by the Company are steel in sheet, plate, structural and tubular form and aluminum in sheet and extruded form. The Company purchases its steel, principally in coils, and its sheet and extruded aluminum from domestic mills and warehouses. Coiled steel is received by the Company at various manufacturing facilities where it is then cut, bent, sheared and formed for assembly by welding. Electric and hydraulic components incorporated into the power units of compactors, balers and hoists used with dump bodies manufactured by the Company are brand name items purchased from various sources and assembled by the Company or to their specifications by outside sources. The assembled products are then painted to customers' specifications.

         While the Company attempts to maintain alternative sources for the Company's raw materials and believes that multiple sources are currently available for all of the raw materials (other than aluminum extrusions) that it uses, the Company's business is generally subject to periodic shortages of raw materials which could have an adverse effect on the Company. The Company currently purchases all of its extruded aluminum from one source. The Company is unaware of other potential providers of extruded aluminum which meets the Company's requirements and, therefore, the failure of the Company's extruded aluminum supplier to continue to supply the Company could have a material adverse effect on the Company. Although to date the Company has been able to obtain sufficient quantities of extruded aluminum to satisfy its manufacturing needs, a prolonged shortage of such raw material could adversely affect the Company. In addition, the Company currently purchases all of its hydraulic cylinders from only a few major suppliers. The failure by any of such suppliers to continue to supply the Company with cylinders on commercially reasonable terms, or at all, could also have a material adverse effect on the Company.

         The Company generally has no supply agreements with any of its suppliers and, accordingly, generally purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by suppliers in supplying necessary raw materials to the Company could adversely affect the Company's ability to obtain and deliver its products on a timely and competitive basis. In addition, the Company has experienced price fluctuations for the raw materials that it purchases, particularly with respect to steel and aluminum. Any significant price fluctuations in the future could also have an adverse effect on the Company.

         The Company uses a stringent forecasting and purchasing system to monitor the quantity and cost of necessary raw materials. Such cost controls allow the Company to minimize its operating costs by purchasing from the lowest priced suppliers the appropriate amount of raw materials in light of the Company's needs. The Company often orders raw materials in amounts in excess of its anticipated short-term needs in order to take advantage of price discounts available on large volume purchases of raw materials.

         To reduce its cost of raw materials, the Company has been processing coiled steel and manufacturing some of its own tubing, rather than purchasing tubing and processed sheet steel from third parties. The Company believes that it is the only manufacturer of dump truck bodies and solid waste handling equipment to process coiled steel and to operate a steel tube mill.

Steel Processing

         Shelby Steel, a wholly-owned subsidiary of the Company, receives coiled steel and either warehouses or cuts and processes the steel at its River Rouge, Michigan facility to prescribed specifications. In addition to processing coiled steel for use by the Company, Shelby Steel also offers steel processing and warehousing services to third parties. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel. Its steel processing and warehousing sales are generally limited to customers in the Detroit metropolitan area. Sales to third parties represented 78.6%, 86.7% and 87.7% of Shelby Steel's business and 1.2%, 2.0% and 2.8% of the Company's consolidated net sales for the fiscal years ended September 30, 1995, 1994 and 1993, respectively.

Tube Manufacturing

         Tube, a wholly-owned subsidiary of the Company, began operating its tube manufacturing line in the Company's Kalamazoo facility in mid-1994. The facility receives coiled steel, slits the coil to proper width and forms it into square and rectangular tubing. The tubing produced by this facility is expected to eventually provide the Company with 90% of its steel tubing requirements. Currently, it provides approximately 80% of such requirements.

COMPETITION

         The Company faces intense competition in the solid waste handling equipment and dump truck bodies industries. Certain of the Company's competitors offer as wide a range of products, have greater market share and financial, marketing, manufacturing and other resources than the Company. At present, the Company's order backlogs are approximately two to four weeks. In addition, the Company believes that several of its competitors have added or are in the process of adding additional manufacturing capacity, which could reduce order backlogs and price levels, and consequently adversely affect the Company. Moreover, the absence of highly sophisticated technology results in a number of small regional companies entering the industry periodically and competing with the Company.

         Although the Company believes that its products are superior to those of most of its competitors because of the quality and amount of steel used in its products, consumers generally find the products relatively interchangeable. Consequently, price, product availability and delivery, design and manufacturing quality and service are the principal means of competition. The Company believes that it can continue to compete and further strengthen its competitive position through proper pricing, marketing and cost-effective distribution of the Company's products.

         The steel processing industry is also highly competitive, with quality, price and delivery the principal means of competition. The Company believes that it will generally continue to maintain its competitive position in the marketplace with respect to steel processing. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel.

BACKLOG AND INVENTORY

         The Company generally produces solid waste handling equipment and dump truck bodies pursuant to customer purchase orders. The Company includes in its backlog only firm product orders, which are subject to termination at will and rescheduling, without penalty. The Company's backlog was approximately $8.6 million and $16.6 million at September 30, 1995 and 1994, respectively. Substantially all of the Company's backlog is delivered within four weeks of the Company's receipt of purchase orders. Due to numerous factors, including termination of orders, rescheduling, possible change orders and delays, which affect production and delivery of the Company's products, there can be no assurance as to if or when cash receipts will be recognized from the Company's backlog. In addition, year to year comparisons of backlog are not necessarily indicative of future operating results. Although most of the Company's sales are based on orders for goods to be manufactured, the Company nevertheless carries certain amounts of finished goods inventory in order to meet customer delivery dates. In addition, from time to time, the Company manufactures units in excess of ordered units to "round out" production runs or to maintain base stock levels. At September 30, 1995, 1994 and 1993, the Company had inventory of $31.2 million, $23.3 million and $18.4 million, respectively.

EMPLOYEES

         The Company had approximately 540 employees as of December 1, 1995. Sixty-three of the Company's hourly employees are represented by the McClain Hourly Employees' Union pursuant to a collective bargaining agreement which expires September 1996. The 137 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires June 12, 1997. The 54 hourly employees of McClain-Ohio are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires in November, 1996. On February 23, 1995 the National Labor Relations Board conducted an election in response to a petition filed by the Shopmen's Local Union No. 616 of the International Association of Bridge, Structural and Ornamental Iron Workers (AFL-CIO) (the "Union") to represent the hourly employees at the McClain-Georgia facility in Macon, Georgia. Fifty-one employees or former employees voted, of which 21 voted against Union representation and 19 voted in favor of Union representation.
The ballots of 11 employees were challenged as ineligible. The Union filed charges against the Company asserting that it committed various unfair labor practices which affected the election results and that the challenged ballots should be counted. It seeks an order that it be recognized as the exclusive bargaining agent for the hourly employees and that certain former employees be awarded backpay, lost benefits, and reinstatement. A trial regarding these charges was held during October 1995. The Company does not believe that Union certification, if it occurs, or an adverse final decision regarding the charges filed by the Union, would have a material adverse effect on the Company. The Company believes that relations with the hourly employees at McClain of Georgia are generally satisfactory. There have been no work stoppages due to labor difficulties.

ENVIRONMENTAL

         The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Inherent in manufacturing operations and in owning real estate is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs, on an ongoing basis, associated with environmental regulatory compliance in its business.

         During 1994, the Company engaged the services of an outside consulting firm to perform environmental compliance assessments of all of the Company's facilities (the "Audits"). The Audits identified a number of regulatory compliance issues associated with hazardous waste management and reporting, wastewater and stormwater requirements, underground storage tank registration and reporting requirements and air permitting requirements. The anticipated cost to remedy these compliance deficiencies was not deemed material by the Company. Since the date of the Audits, the Company has begun to implement procedures and take requisite actions to remedy the deficiencies identified in the Audits so that its facilities will comply with all applicable and material environmental laws and regulations.

         One of the properties the Company acquired as part of its acquisition (the "Galion Acquisition") on July 27, 1992 of all of the assets and substantially all of the liabilities of the Peabody Galion Division of Peabody International Corporation ("Peabody") needs environmental remediation as reflected in a Phase II environmental study issued in September, 1993 by Stearns & Wheler in connection with the Galion Acquisition. This Phase II study indicates that there is no groundwater contamination on the property but that certain parcels of the property are contaminated with volatile organic compounds and excess levels of PCBs. The purchase agreement relating to the Galion Acquisition provides that the Company is responsible only for the first $300,000 of costs and expenses, if any, incurred for such remediation, and Peabody is responsible for any costs or expenses in excess of such amount. The actual costs of remediation have not yet been determined. The indemnity provisions of the purchase agreement may not cover environmental liabilities arising from contamination found off-site. Although there is some indication that such contamination exists, the Phase II environmental study did not evaluate off-site liability issues. If such off-site contamination exists and is traceable to the property, Galion Holding could be responsible for some or all of the remediation costs associated with such contamination.

         On July 17, 1995, the Company acquired all of the outstanding stock of EPCO Manufacturing Corporation ("EPCO") located in the State of New York. In connection with that acquisition, the Company performed environmental site and compliance assessments of both the real property then being used by EPCO for operations and the property to which EPCO was moving. While the assessments did identify minor environmental compliance issues, none of the issues was material. Subsurface contamination concerns were identified only with respect to the property to which EPCO was moving, a property with confirmed soil and groundwater contamination. However, the owner of the new EPCO facility has agreed to indemnify EPCO for any pre-existing soil or groundwater contamination.

         State and local agencies have become increasingly active in the environmental area. The increased regulation by multiple agencies can be expected to increase the Company's future environmental costs. In particular, properties under federal and state scrutiny frequently result in significant clean-up costs and litigation expenses related to a party's clean-up obligation. However, the Company believes that the ever-increasing waste stream and the continuing initiatives of government authorities relating to environmental and waste disposal problems, including restrictions on landfill locations and operations and extensive regulation relating to the disposal of waste, create significant opportunities for companies in the solid waste handling equipment industry. In addition, the trend towards classifying more materials as "semi-hazardous" or "hazardous" waste may be expected to continue to make handling such materials more complex, thereby further facilitating the market for solid waste handling products.

ITEM 2.  PROPERTIES

         In the aggregate, the Company owns or leases approximately 866,500 square feet of real property located in Michigan, Ohio, Georgia, Oklahoma and New York. The Company owns three facilities in Michigan, three facilities in Ohio, one facility in Georgia and one facility in Oklahoma. The properties that the Company owns or leases consist of the following:

                                                                                     OWNED          SQUARE
               LOCATION                                                            OR LEASED        FOOTAGE
               --------                                                            ---------       --------
Sterling Heights, Michigan                                                           Owned            37,000
Sterling Heights, Michigan                                                           Leased           18,000
Kalamazoo, Michigan                                                                  Owned            55,000
River Rouge, Michigan                                                                Owned            50,000
Galion, Ohio                                                                         Owned           365,000
Winesburg, Ohio                                                                      Owned            67,500
Winesburg, Ohio                                                                      Owned            16,000
Winesburg, Ohio                                                                      Owned            15,200
Macon, Georgia                                                                       Owned           114,500
Oklahoma City, Oklahoma                                                              Owned           100,000
Buffalo, New York                                                                    Leased           28,300

         The Company's main office and manufacturing facilities are located in a 37,000 square foot facility situated on 8 2/3 acres in Sterling Heights, Michigan owned by McClain-Michigan. This facility is used to manufacture roll-off containers, roll-off hoists and compactors. McClain-Michigan also owns a 55,000 square foot facility located in

Kalamazoo, Michigan which is home to the Company's tube mill. Shelby Steel owns a 50,000 square foot steel processing facility on six acres of land in River Rouge, Michigan, where all of its operations are conducted. McClain-Michigan leases, under a verbal month-to-month lease, an 18,000 square foot manufacturing facility also located in Sterling Heights, Michigan from the mother of Messrs. Kenneth and Robert McClain. This facility is used by the Company as a fabrication facility. The monthly rental for this facility is $3,500, with the lessor responsible for the payment of real estate taxes, assessments, insurance premiums and replacement in case of damage by fire, and the Company responsible for maintenance of the building. The Company believes that the terms and conditions of this lease are comparable to the terms and conditions which would be available from an unrelated party with respect to similar facilities, although other similarly situated unrelated parties would, in all likelihood, require a long-term written lease.

         E-Z Pack owns three buildings comprising approximately 365,000 square feet situated on approximately 38 acres of land in Galion, Ohio. This three-building facility is the sole location for its manufacturing operations. This facility manufactures front, side and rear loading garbage truck bodies and recycling trucks. Sales's executive offices are located in one of the Galion, Ohio buildings under a lease arrangement and McClain-Ohio leases one of the other buildings at this location. Galion Dump Bodies owns three manufacturing facilities (67,500, 15,200 and 16,000 square feet) situated on 20 acres of land in Winesburg, Ohio where it manufactures dump bodies and hoists.

         The Company's Georgia facility is an approximately 114,500 square foot manufacturing facility on 13.2 acres in Macon, Georgia. McClain-Georgia manufactures roll-off containers and fabricates and processes steel for its own use in the manufacturing process at this facility.

         The Company's Oklahoma facility consists of three buildings in Oklahoma City, aggregating 100,000 square feet. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers.

         EPCO leases an approximately 28,300 square foot facility outside Buffalo, New York, where it manufacturers balers.

         McClain-Michigan's Sterling Heights, Michigan facility and McClain-Ohio's Ohio facility are currently operating at approximately 60% of capacity. The Oklahoma facility is currently operating at 50% of capacity.
The Georgia facility is currently operating at 55% of capacity. The E-Z Pack portion of the Galion, Ohio facility is currently operating at 70% of capacity. The Winesburg, Ohio facility is currently operating at 75% of capacity. The Kalamazoo, Michigan facility is currently operating at 50% of capacity. The EPCO facility is currently operating at 50% capacity. The determination of the productive capacity on each facility actually used by the Company is a function of the mix of products being produced at such facility and the pricing of such products. The production capacity figures set forth in this paragraph reflect the mix of products presently produced by each facility and the present pricing of such products. The Company enjoys expandable capacity at most of these facilities depending on double-shifting and other performance enhancing activities.

         The facilities owned and leased by the Company are well maintained and in good operating condition. Its plants and equipment are subject to various liens and encumbrances which collateralize certain obligations. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time subject to various claims from existing or former employees alleging gender, age or racial discrimination and anti-union activity, none of which are expected to have a material adverse affect on the Company. In addition, as a manufacturer of industrial products, the Company is, from time to time, subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. While such claims have not been material to the Company in any year and the Company believes that it maintains adequate product liability insurance, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the Company. The Company is currently defending a few legal proceedings involving product liability claims relating to McClain, Galion Dump and E-Z Pack brand products. Galion Holding, pursuant to an indemnification it provided Peabody Galion Division of Peabody International Corporation ("Peabody")in connection with the Galion Acquisition, is currently defending a number of legal proceedings involving product liability claims arising out of products manufactured by Peabody prior to the date of the Galion Acquisition. These claims are also covered by insurance. Although the Company has already settled many of these cases and the Company believes that it can continue to successfully resolve these product liability claims, there can be no assurance that the Company can continue to do so. The Company is not presently a party to any material legal proceedings except as described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded and quoted on the Nasdaq National Market ("Nasdaq/NMS") under the trading symbol "MCCL." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported
by Nasdaq/NMS.   These per share quotations represent inter-dealer prices on the Nasdaq/NMS, and do not include retail mark-ups or commissions.

                                                                                                SALES PRICE
                                                                                                     OF
                                                                                                COMMON STOCK
                                                                                                ------------
                                                                                             HIGH            LOW
                                                                                             ----            ---
                               FISCAL YEAR ENDED SEPTEMBER 30, 1994
                                       First Quarter   . . . . . . . . . . . . . .          $15.00          $9.50
                                       Second Quarter  . . . . . . . . . . . . . .           15.00           8.00
                                       Third Quarter   . . . . . . . . . . . . . .           13.00           8.25
                                       Fourth Quarter  . . . . . . . . . . . . . .           12.50          10.50
                               FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                       First Quarter   . . . . . . . . . . . . . .           12.25           9.00
                                       Second Quarter  . . . . . . . . . . . . . .           11.50           6.625
                                       Third Quarter   . . . . . . . . . . . . . .            8.75           7.125
                                       Fourth Quarter  . . . . . . . . . . . . . .            7.88           6.38

         Effective February 28, 1995, a four-for-three spilt of the Company's Common Stock was declared.

         On December 29, 1995, the last reported sales price for the Common Stock as reported by Nasdaq/NMS was $4-7/16. As of such date there were approximately 237 holders of record of the Common Stock. The Company believes there are a substantial number of beneficial owners of Common Stock whose shares are held in street name. The Company has never paid any cash dividends. The payment of dividends by the Company is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's operations.

         In December 1995, the Board of Directors authorized the Company to repurchase from time to time on the open market up to 100,000 shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the Company's last five fiscal years ended September 30 are as follows:


 ============================================================================================================
                                  1995             1994             1993            1992             1991
                              -----------      -----------      -----------      -----------      -----------
 Net Sales                    $82,263,202      $79,166,990      $61,794,822      $31,895,313      $27,035,673

 Net Income                    $2,462,755       $3,250,996       $2,110,838      $ 1,190,385      $   665,414

 Net Earnings Per
 Common and Common
 Equivalent Share(1)
                                     $.53             $.71             $.51             $.30             $.17

                                                       As of September 30,
                              -------------------------------------------------------------------------------
 Working Capital              $33,868,556      $21,997,601      $10,664,116      $12,577,620       $8,706,995

 Total Assets                 $73,899,197      $58,189,747      $49,562,268      $36,014,382      $19,088,253

 Long-Term Debt               $31,170,287      $18,039,869       $7,022,215       $4,814,324       $3,700,857

 Stockholders'
 Investment                   $22,841,274      $19,359,709      $15,794,210      $11,707,722      $10,745,887

 Weighted Average
 Number of Common
 Equivalent Shares
 Outstanding(1),(2)             4,657,476        4,608,137        4,104,076        3,921,769        3,948,403


 Current Ratio                     3.37:1           2.49:1           1.55:1           2.20:1           3.05:1
 Long Term Debt to
 Equity                            1.36:1           0.93:1           0.44:1           0.41:1           0.34:1
 ============================================================================================================


     1 Average number of shares outstanding includes, as appropriate, shares that could have been purchased by the exercise of options during the year.

     2   Adjusted to reflect a 4-for-3 stock split effective February 28, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:

                                                                                 Year Ended
                                                                                September 30,
                                                  -----------------------------------------------------------------------
                                                      1995          1994          1993           1992            1991
                                                      ----          ----          ----           ----            ----
                     Net Sales . . . . . . . .      100.00%        100.00%      100.00%         100.00%         100.00%
                     Cost of Sales . . . . . .       77.68          78.12        78.13           75.23           75.30
                                                     -----          -----        -----           -----           -----
                     Gross Profit  . . . . . .       22.32          21.88        21.87           24.77           24.70

                     Selling, General &
                     Administrative Expenses .       14.19          13.48        15.00           15.74           17.73
                                                     -----          -----        -----           -----           -----
                     Operating Profit  . . . .        8.13           8.40         6.87            9.03            6.97
                     Other Expense . . . . . .        3.59           2.19         2.18            3.01            3.31
                                                      ----          -----        -----           -----           -----
                     Income Before Income
                     Taxes . . . . . . . . . .        4.54           6.21         4.69            6.02            3.66

                     Income Taxes  . . . . . .        1.55           2.09         1.27            2.29            1.20
                                                      ----          -----        -----           -----           -----
                     Net Income  . . . . . . .        2.99%          4.12%        3.42%           3.73%           2.46%
                                                      ====          =====        =====           =====           =====


         The Company manufactures dump truck bodies and a variety of solid waste handling products including: (i) detachable roll-off waste containers ("roll-off containers") and hydraulically operated roll-off hoist tilt truck frames used to load, transport and dump roll-off containers ("roll-off hoists"); (ii) intermodal waste containers designed for interchangeable use on trucks, trains and ships ("intermodals"); (iii) water-tight and sludge detachable roll-off waste containers designed to handle wet waste and slurry type waste, respectively; (iv) compactors, unitized compactor/roll-off container systems ("unitized compaction systems"), and balers; (v) an assortment of front, rear and side loading garbage truck bodies; (vi) recycling truck bodies; and (vii) transfer trailers used to transport compacted solid waste from transfer stations to landfills or incinerators.

         The following table presents the net sales of the Company by major product line for the years indicated (in thousands):

                                                                                  YEAR ENDED
                                                                                 SEPTEMBER 30,
                                                                  ---------------------------------------------
                                                                         1995                    1994
                                                                  ---------------------------------------------
                                                                   AMOUNT        %         AMOUNT         %
                                                                  ---------------------------------------------
                                                                                (in thousands)
                                  GARBAGE AND RECYCLING TRUCK
                                  BODIES
                                                                    $21,612     26.27%       $18,027    22.77%
                                  CONTAINERS                         20,644     25.10%        19,515    24.65%

                                  DUMP TRUCK BODIES                  17,611     21.41%        18,047    22.80%

                                  COMPACTORS, UNITIZED
                                  COMPACTION SYSTEMS AND
                                  BALERS                              9,797     11.91%         9,357    11.82%

                                  TRANSFER TRAILERS                   6,809      8.28%         9,094    11.49%

                                  REPLACEMENT PARTS                   3,436      4.18%         3,258     4.12%

                                  OTHER PRODUCT SALES                 2,354      2.85%         1,869     2.35%
                                                                  ---------------------------------------------
                                  TOTALS                            $82,263     100.0%       $79,167    100.0%
                                                                  =============================================


RESULTS OF OPERATIONS

Comparison of year ended September 30, 1995 to year ended September 30, 1994

         Net sales for the fiscal year ended September 30, 1995 reached $82.3 million reflecting a 3.91% increase over sales for Fiscal 1994 of $79.2 million. This increase in sales for Fiscal 1995 was attributable to container sales, exclusive of intermodal and sludge containers, increasing by $2.8 million for the period and garbage and recycling truck bodies sales increasing by $3.6 million for the period. Sales of other product lines remained static or declined in comparison to Fiscal 1994; most notably trailer sales which declined $2.3 million and intermodal and sludge containers sales which declined $1.8 million. The decline in trailer sales is attributable to a temporary over supply of trailers by end users and a restructuring of the Company's sales force. Management expects the restructuring of the trailer sales force to have a positive effect on sales commencing in the second quarter of Fiscal 1996.
The decline in intermodal and sludge containers sales is primarily due to an over supply of intermodal and sludge containers in rental fleet markets.

         Cost of sales as a percentage of net sales was 77.68% for Fiscal 1995 compared to 78.12% for Fiscal 1994. The gross profit as a percentage of net sales was 22.32% for Fiscal 1995 compared to 21.88% for 1994. The gross profit margins for Fiscal 1995 are lower than originally forecasted as a result of increased costs incurred for raw materials, principally steel and aluminum which were not fully recoverable due to intense pricing competition within the Solid Waste Industry, and start-up expenses incurred in transferring production of one of the product lines from one manufacturing facility to another facility. Steel prices declined in the latter part of the fourth quarter of Fiscal 1995 and this decline is expected to have a positive effect on gross profit margins in the latter part of the first quarter of Fiscal 1996.

         Selling, general and administrative expenses as a percentage of net sales increased modestly to 14.19% for Fiscal 1995 compared to 13.48% for Fiscal 1994. Interest expense as a percentage of net sales increased to 3.01% of net sales for Fiscal 1995 compared to 1.67% of net sales in Fiscal 1994 as a result of increased long-term debt. The increase in long-term debt resulted from acquiring approximately $4 million of fixed assets and supporting higher inventory. Machinery and equipment was acquired to replace existing equipment to enhance productivity levels. Higher inventories of raw materials and supplies were maintained in order to be more responsive to customer needs and to reduce delivery time of finished goods. Net income as a percentage of net sales was 2.99% for Fiscal 1995 compared to 4.12% for Fiscal 1994. The decline in net income is attributable to increased interest expense and increased prices of raw materials which were not recoverable through higher selling prices.

Comparison of year ended September 30, 1994 to year ended September 30, 1993

         Net sales increased 28.11% to $79.2 million for the fiscal year ended September 30, 1994 ("Fiscal 1994") from $61.8 million for the fiscal year ended September 30, 1993 ("Fiscal 1993"), primarily due to increased unit sales attributable to the Company's increased selling efforts and the general economic recovery. Intermodal, water-tight and sludge container sales accounted for 10.30% of the sales increase for such period, dump truck body sales accounted for 6.94%, and trailer sales accounted for 6.68% of the sales increase for such period. For Fiscal 1994, sales of dump truck bodies amounted to $18 million or 22.80% of net sales, sales of garbage and recycling truck bodies amounted to $18 million or 22.77% of net sales and sales of the Company's other solid waste handling equipment amounted to $38 million or 47.96% of net sales. Cost of sales as a percentage of net sales was 78.12% for Fiscal 1994 compared to 78.13% for Fiscal 1993. The Company's historical gross margins prior to the Galion Acquisition have approximated 25%. The inclusion of sales and cost of sales of E-Z Pack has had the effect of reducing the Company's consolidated gross margins by approximately 3%. During the fourth quarter of Fiscal 1994, the Company increased the selling prices on all E-Z Pack product lines and, as a result of this action and other factors, the Company anticipates an increase in the gross margins commensurate with historical gross margins for the Company as a whole. Selling, general and administrative expenses as a percentage of net sales declined to 13.48% for Fiscal 1994 compared to 15% for Fiscal 1993 primarily due to the absorption of a higher percentage of such costs, which are generally fixed in nature, by the higher sales volume. Interest expense increased 87% to $1.3 million in Fiscal 1994 from $707,000 in Fiscal 1993. The higher interest expense is attributable primarily to higher prevailing interest rates, additional borrowings as a result of increased inventories associated with increased sales activity and the purchase of additional machinery and equipment. Net income was $3.3 million for Fiscal 1994 compared to $2.1 million for Fiscal 1993. As a result of the increased sales volume and the Company's continuing cost-cutting efforts, the Company's net income as a percentage of net sales increased to 4.12% for Fiscal 1994 compared to 3.42% for Fiscal 1993. Such cost-cutting efforts include maintaining stringent cost controls over the purchase of raw materials and improving labor and production efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital needs and capital expenditures continued to increase significantly during Fiscal 1995 primarily due to increased inventories and purchases of machinery and equipment. Higher inventory levels were maintained by the Company in order to be more customer responsive, and machinery and equipment purchases were made to improve production efficiencies.

         The Company had working capital of approximately $33.9 million at September 30, 1995, compared to approximately $22.0 million at September 30, 1994. The ratio of the Company's current assets to its current liabilities was 3.37:1 at September 30, 1995, compared to 2.49 at September 30, 1994. The Company's cash and short term investments totaled $1.2 million at September 30, 1995. Cash flows used in operating activities were $9.0 million for Fiscal 1995 due to increased inventories, an increase in accounts receivable and a reduction of trade accounts payable. During this period, investing activities used $4.8 million, primarily as a result of equipment purchases. The cash flows used in operating and investing activities were funded by financing activities which consisted of an additional $13.3 million in borrowings.

         In June 1995, the Company entered into a new Revolving Credit Facility with Standard Federal Bank, a federal savings bank ("Standard"). Under this agreement the Company may borrow up to $21 million. At September 30, 1995, approximately $20 million had been drawn down under the Revolving Facility. Borrowings under the Revolving Facility are limited to 80% of eligible accounts receivable and 50% of qualified inventory (the "Borrowing Limit"), and bear interest at prime. All borrowings under the Revolving Facility are due in March 1997.

         In February 1995, the Company entered into a new loan agreement with Standard to refinance two promissory notes in the aggregate amount of $1.4 million and provide additional working capital in the amount of $600,000. The note has a five year term, a fifteen-year amortization schedule, bears interest at the prime rate plus 1/4%, and is secured by a mortgage on certain of the Company's properties.

         Also in February 1995, the Company and Standard entered into a new equipment purchase credit agreement in the amount of $2.2 million. The Company can finance up to 85% of the cost of equipment purchased over a five year term, with interest at prime, and secured by the related equipment. At September 30, 1995, approximately $1.5 million had been drawn on this financing.

         All borrowings with Standard are secured by substantially all of the assets of the Company. In addition, the loans contain various covenants including those requiring the Company to maintain certain current ratios, levels of tangible net worth and debt ratios, and restricting the Company from acquiring fixed assets in excess of $4.5 million/year.

         In May 1995, the Company and Standard amended the revolving line of credit used to finance its lease receivables, reducing the maximum borrowings to $3.5 million. At September 30, 1995, approximately $2.9 million had been drawn on this line.

         In April 1995, the Company entered into a program with a financial institution to finance its lease receivables in the amount of $3.0 million. Under this facility, the Company may finance 100% of the Company's eligible lease receivables over the term of the related lease at a fixed interest rate determined at the time of the lease closing. The note is secured by the related lease receivable. At September 30, 1995, approximately $480,000 had been drawn on this facility.

         Subsequent to September 30, 1995, the Company and Standard entered into a demonstrator equipment line of credit in the amount of $1.5 million. The Company can finance up to 85% of the cost of a demonstrator fleet on a revolving basis, with interest at prime. All borrowings under this revolving facility mature in March 1997.

         The revolving credit agreements expire in March 1997 at which time the Company expects to obtain renewals upon the same or similar terms.

         The Company believes that the available credit under its debt facilities, together with cash generated from the Company's operations, will be adequate to meet the Company's working capital requirements for the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are filed herewith under
Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There have been no changes in the Company's independent public accountants during the past two fiscal years and the Company does not disagree with such accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

                                                                                                  APPROXIMATE
                                                                                                     DATE
                                                                                                    SERVICE
            NAME                       AGE                             OFFICE                        BEGAN
            ----                       ---                             ------                        -----
Kenneth D. McClain(1)                   54         Chairman of the Board, Chief
                                                   Executive Officer and President                      3/68

Robert W. McClain(1)                    59         Senior Vice President, Assistant
                                                   Secretary and Director                               3/68

Raymond Elliott                         61         Director                                             8/90

Walter J. Kirchberger                   60         Director                                            11/95

Carl Jaworski                           52         Secretary                                           10/72

Edward James Zabinski                   53         Treasurer                                            4/92

(1)  Kenneth D. McClain and Robert W. McClain are brothers.

         KENNETH D. MCCLAIN is Chairman of the Board and President of the Company. He has been a director and officer of the Company since its inception in March 1968. He also serves as Vice President and a director of Shelby Steel and President and a director of McClain-Georgia. Mr. McClain is also a director and the Chairman of the Board of Galion Holding, E-Z Pack, Galion Dump Bodies and Sales

         ROBERT W. MCCLAIN is Senior Vice President and Assistant Secretary of the Company. He has been a director and officer of the Company since its inception in March 1968. He also serves as President of Shelby Steel and Vice President of McClain-Georgia.

         RAYMOND ELLIOTT has been a director of the Company since August 1990. He has been President and a director of Elliott & Sons Insurance Agency, Inc. and Michigan Benefit Plans Insurance Agency, Inc. since 1967. Mr. Elliott also serves as a director of the Boys and Girls Club of Troy, a charitable organization located in Troy, Michigan.

         WALTER J. KIRCHBERGER was elected to fill a vacancy in the Board of Directors resulting from the return of Peter Sugar to his former law firm which serves as general counsel to the Company. Mr. Kirchberger is First Vice President - Research of

PaineWebber Incorporated, and has served in such capacity for more than 25 years. He also serves as a director of Simpson Industries, Inc.

         CARL JAWORSKI is Secretary of the Company and has served in such capacity since October 1972. He was also a director and the Treasurer of the Company from October 1972 until April 1992. Mr. Jaworski also serves as Treasurer, Secretary and a director of Shelby Steel and Treasurer and Secretary of McClain-Georgia. Mr. Jaworski is the Secretary of E-Z Pack, the Treasurer of Galion Dump Bodies and a Vice President and Secretary of Sales.

         EDWARD JAMES ZABINSKI has been the Treasurer of the Company since April 1992, and joined the Company in June 1991. Prior to such time, Mr. Zabinski was a Certified Public Accountant with Rehmann Robson, the Company's independent accountants since 1978. Mr. Zabinski worked with Rehmann Robson & Co. for twenty years. Mr. Zabinski is also the Vice President and Treasurer of Galion Holding and Sales and the Treasurer of E-Z Pack. He also serves as a director of Sales.

         The Company is required to identify each person who was an officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended September 30, 1995, the Company believes that all officers, directors and beneficial owners of more than 10% of the Company's registered equity securities timely filed all required reports, except that Kenneth McClain filed three late reports on Form 4 and Robert W. McClain filed two late reports on Form 4.

ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF EXECUTIVE OFFICERS

         The following tables set forth all cash compensation paid to the Chief Executive Officer of the Company and the only other executive officer whose total annual salary and bonus from the Company exceeded $100,000 during the fiscal year ended September 30, 1995.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                         Long Term
                                                                                           Compensation
                                   -----------------------------------------------------------------------
                                          Name and          Fiscal      Salary               Options/
                                     Principal Position      Year      Amount($)             SARs(#)
                                     ------------------      ----      ------                ----
                                   Kenneth D. McClain,       1995      $219,675               13,333
                                   President/ CEO

                                                             1994       194,250               26,667


                                                             1993       194,250                 0

                                   Robert W. McClain,        1995       216,582               6,667
                                   Senior Vice President

                                                             1994       191,250               22,667

                                                             1993       191,250                 0

                            OPTION/SAR GRANTS TABLE
                            -----------------------

                                                                                                   Potential Realizable
                           Shares             % of Total                                            Value at Assumed
                         Underlying          Options/SARs                                         Annual Rates of Stock
                        Options/SARs          Granted to          Exercise                          Price Appreciation
                          Granted              Employees           Price           Expiration         for Option Term
       Name               in 1995               in 1995           ($/Sh.)             Date         ----------------------
                                                                                                   5% ($)        10% ($)
 ------------------------------------------------------------------------------------------------------------------------
  Kenneth D. McClain       13,333                    26.31%            $7.31        1/16/00        $26,927       $53,854

  Robert W. McClain         6,667                    13.16%            $7.31        1/16/00        $13,465       $26,930


                      AGGREGATED OPTION/SAR EXERCISES AND
                    FISCAL YEAR-END OPTION/SAR VALUES TABLE

                                                                 No. of Unexercised Options/SARs            Value of Unexercised
                                                                               at                       In-The-Money Options/SARs at
                                  Shares                                 Fiscal Year-End                       Fiscal Year-End
                                 Acquired          Value       ---------------------------------------------------------------------
                                   on             Received                           Not                                   Not
                                 Exercise                       Exercisable      Exercisable(1)      Exercisable      Exercisable(2)
                                 in 1995
            ------------------------------------------------------------------------------------------------------------------------
            Kenneth D.               0                             8,889              17,778             $3,378              $6,756
            McClain



            Robert W.                0                             7,556              15,111             $2,871                $574
            McClain

-----------------------
(1) Stock options granted April 18, 1994 pursuant to the Company's 1989 Incentive Stock Plan (the "Incentive Plan"). Options must be exercised by April 17, 1999. Exercise price is $6.56 per share.

(2) Value based on the average of the September 29, 1995 closing bid high and low price which was $6.94 per share.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive compensation for serving on the Board or on the Board's committees. Directors who are not employees of the Company are entitled to a quarterly retainer fee of $3,250 ($2,500 for quarters ending prior to October 1, 1995), a $1,000 fee for each regular or special meeting of the Board and a $1,000 fee for each committee meeting attended on a day other than a regular or special Board meeting date (collectively, the "Fees"). A Director may elect to receive payment of the Fees in shares of Common Stock pursuant to the Company's 1989 Retainer Stock Plan for Non-Employee Directors (the "Retainer Plan"). To participate in the Retainer Plan, an eligible director must elect prior to December 31 of each year the percentage, if any, of Fees he desires to receive in the form of shares of Common Stock. The Common Stock is issued quarterly during the following calendar year. The number of shares of Common Stock to be issued to an eligible director is determined by dividing the dollar amount of the percentage of fees such director elects to receive in Common Stock by the "fair market value" of Common Stock on the day prior to the date of issuance of the Common Stock to such director. The term "fair market value" means the average of the highest and lowest selling price for the Common Stock as quoted on Nasdaq/NMS for the day prior to the date of issuance or for the first date prior to the date of issuance for which shares of Common Stock are quoted, if not quoted on the day prior to the date of issuance. Any fractional share of Common Stock derived from such calculation is paid in cash.

         The aggregate fair market value of the shares of Common Stock issued to any eligible director in a given year cannot exceed 100% of such eligible director's fees. Fees may not be increased more often than annually.

         During the fiscal year ended September 30, 1995, 1,565 shares of Common Stock were issued under the Retainer Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth, as of December 29, 1995, certain information regarding the beneficial ownership of Common Stock, of: (i) each person known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock; (ii) each director of the Company; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group, based upon information available to the Company.

                                                                               Amount and
                                                                               Nature of             Percent of
                                          Name and Address                     Beneficial            Outstanding
                                        of Beneficial Owner                   Ownership(1)            Shares(2)
                                        -------------------                 --------------           ----------
                             Kenneth D. McClain                                  1,352,300(3)          27.63%
                             6200 Elmridge Road
                             Sterling Heights, MI  48310

                             Robert W. McClain                                   1,138,734(4)          23.27%
                             6200 Elmridge Road
                             Sterling Heights, MI  48310

                             June McClain                                          337,178              6.89%
                             68333 DeQuindre
                             Oakland, MI 48368

                             Lisa McClain Pfeil(5)                                 310,474              6.34%
                             67667 Sisson
                             Romeo, MI 48065

                             Raymond Elliott                                         7,983               .16%
                             290 Town Center
                             P.O. Box 890
                             Troy, Michigan  48084

                             All current executive officers and                  2,664,156(6)          53.61%
                             directors as a group (5 persons)

-----------------------------

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has a right to acquire within 60 days.

(2) Based on 4,893,512 shares of Common Stock issued and outstanding as of December 29, 1995. In addition, for purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security that such person or persons has or have the right to acquire within 60 days is also deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 2,430 shares of Common Stock owned by Kenneth D. McClain's wife. Mr. McClain disclaims beneficial ownership of these shares.

(4) Includes 337,178 shares of Common Stock owned by Robert W. McClain's wife. Mr. McClain disclaims beneficial ownership of these shares.


(5) Of the shares beneficially owned by Mrs. Pfeil, 305,098 are held of record by an irrevocable trust for her benefit. Mrs. Pfeil is the daughter of Kenneth D. McClain.

(6) Includes 76,442 shares which executive officers and directors have the right to acquire pursuant to stock options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 2, 1993, the Company consummated the purchase of three facilities which it had been leasing from three different entities controlled by certain officers and directors of the Company, including its main Sterling Heights, Michigan facility, its Kalamazoo, Michigan facility and its Macon, Georgia facility. In each instance, the Company paid the purchase price by issuing shares of Common Stock and assuming existing mortgages on the facilities. The purchase prices were determined by the Company's Board of Directors on the basis of independent appraisals of the facilities. The stock issued was valued at $5.40 per share, based on the market price for shares of Common Stock as of March 29, 1993, the date that definitive purchase agreements for the facilities were executed. These shares are restricted within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), meaning that it cannot be resold unless registered under the Securities Act, or in a transaction which is exempt from such registration. The seller of each facility owned the facility for more than two years before the sale.

         In November 1994, in connection with a contemplated public offering of its Common Stock, the Company agreed to value the shares issued in exchange for these facilities at a price based on the market value of shares of Common Stock as of August 2, 1993, the date these transactions were consummated. This revision gave effect to the fact that the shares had increased in value by $504,000 from March 29, 1993. Messrs. Kenneth and Robert McClain have agreed to pay this amount to the Company, with interest at Standard's prime rate, in five equal principal installments with accrued interest, commencing September 30, 1995.

         The Company leases one of its facilities from the mother of Messrs. Kenneth and Robert McClain. See "Properties." The Company believes that the terms and conditions of this lease are comparable to those available from an unrelated party with respect to similar facilities. See also Note 12 of Notes to Consolidated Financial Statements.

         The Company had sales of approximately $239,000 in Fiscal 1995 to McClain Leasing Corporation, an entity controlled by certain officers and directors of the Company.

         Elliott & Sons Insurance Agency, Inc. and Michigan Benefit Plans, Inc., entities controlled by Raymond Elliott, a director of the Company, provided insurance to the Company during Fiscal 1995. Sales from these entities to the Company aggregated approximately $1.3 million during Fiscal 1995, for which these entities received fees and commissions in the approximate amount of $129,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)      The following documents are filed herewith as part of this Form 10-K:

         (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to the Consolidated Financial
                                          Statements and Schedules" filed
                                          herewith.

         (2) A list of financial statement schedules required to be filed as a part of this Form 10-K is shown in the "Index to the Consolidated Financial Statements and Schedules" filed herewith.

         (3)                              A list of the exhibits required by
                                          Item 601 of Regulation S-K to be
                                          filed as a part of this Form 10-K is
                                          shown on the "Index to Exhibits"
                                          filed herewith.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K regarding events occurring during the months included in the fourth quarter of the Company's fiscal year.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January      , 1996              McCLAIN INDUSTRIES, INC.
                -----

                                         By:/s/ Kenneth D. McClain
                                            ----------------------------------
                                            Kenneth D. McClain, President
                                            (Principal Executive Officer)


                                         And By:/s/ Edward James Zabinski
                                            ----------------------------------
                                                Edward James Zabinski, Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  January      , 1996               /s/ Kenneth D. McClain
                -----                     --------------------------------------
                                          Kenneth D. McClain, Director


Dated:  January      , 1996               /s/ Robert W. McClain
                -----                     --------------------------------------
                                          Robert W. McClain, Director


Dated:  January      , 1996               /s/ Raymond Elliott
                -----                     --------------------------------------
                                          Raymond Elliott, Director


Dated:  January      , 1996               /s/ Walter J. Kirchberger
                -----                     --------------------------------------
                                          Walter J. Kirchberger, Director

                       SECURITIES AND EXCHANGE COMMISSION


                               Washington, D. C.



                                   Form 10-K

                                For Corporations



                                 ANNUAL REPORT



            FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 and 1993





                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                              (NAME OF REGISTRANT)





                       CONSOLIDATED FINANCIAL STATEMENTS

                        AND INDEPENDENT AUDITORS' REPORT

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

          INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES





                       CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets - September 30, 1995 and September 30, 1994

Consolidated Statements of Income for each of the three years in the period ended September 30, 1995

Consolidated Statements of Stockholders' Investment for each of the three years in the period ended September 30, 1995

Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1995

Notes to Consolidated Financial Statements





                                   SCHEDULES


The information required to be submitted in Schedule II is included in the consolidated financial statements and notes thereto.

The following schedules are omitted as not required or not applicable:

   I, III, IV and V.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
McClain Industries, Inc. and Subsidiaries
Sterling Heights, Michigan


We have audited the accompanying consolidated balance sheets of McClain Industries, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1995.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of McClain Industries, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.


                                                            REHMANN ROBSON


Farmington Hills, Michigan
January 8, 1996

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1995 and 1994



                                     ASSETS


                                                                            1 9 9 5            1 9 9 4
                                                                        ---------------    ---------------
CURRENT ASSETS
   Cash and cash equivalents                                                 $1,173,370        $ 1,697,713
   Accounts receivable, net of allowance for doubtful
    accounts of $600,000 ($425,800 in 1994)
    (Notes 5, 6 and 7)                                                       14,284,478         10,908,932
   Inventories (Notes 5, 6 and 8)                                            31,229,399         23,340,907
   Net investment in sales-type leases, current portion                       1,305,800            521,302
   Prepaid expenses                                                             176,075            296,944
                                                                            -----------        -----------

     TOTAL CURRENT ASSETS                                                    48,169,122         36,765,798
                                                                            -----------        -----------

PLANT AND EQUIPMENT at cost (Notes 5 and 6):
   Land                                                                       1,895,367          1,792,471
   Buildings                                                                  9,701,280          8,852,933
   Storage areas                                                              1,518,928          1,411,795
   Machinery and equipment                                                   16,448,110         13,871,140
   Furniture and fixtures                                                     1,644,569          1,375,349
   Transportation equipment                                                   1,407,063          1,299,909
   Leasehold improvements                                                       462,818            230,304
                                                                            -----------        -----------

   Total                                                                     33,078,135         28,833,901
   Less accumulated depreciation and amortization                           (11,894,922)       (10,070,253)
                                                                            -----------        -----------

       NET PLANT AND EQUIPMENT                                               21,183,213         18,763,648
                                                                            -----------        -----------

OTHER ASSETS
   Net investment in sales-type leases, net of
    current portion (Notes 4 and 6)                                           2,255,164          1,355,387
   Goodwill, net of amortization                                              1,737,921            479,375
   Other                                                                        553,777            385,507
   Equipment under construction (Note 3)                                            -0-            440,032
                                                                            -----------        -----------


       TOTAL OTHER ASSETS                                                     4,546,862          2,660,301
                                                                            -----------        -----------

             TOTAL ASSETS                                                   $73,899,197        $58,189,747
                                                                            ===========        ===========



See Notes to Consolidated Financial Statements.

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                              1 9 9 5          1 9 9 4
                                                                          ---------------  ---------------
CURRENT LIABILITIES
   Accounts payable                                                           $ 9,190,309      $10,324,028
   Current portion of long-term debt                                            2,179,449        1,791,213
   Accrued expenses (Note 13)                                                   2,331,809        2,003,884
   Federal income taxes                                                           598,999          649,072
                                                                              -----------      -----------

       TOTAL CURRENT LIABILITIES                                               14,300,566       14,768,197

LONG-TERM DEBT, LESS CURRENT PORTION (NOTE 6)                                  31,170,287       18,039,869

PRODUCT LIABILITY (NOTE 14)                                                     4,147,070        4,956,972

DEFERRED INCOME TAXES (NOTE 9)                                                  1,440,000        1,065,000
                                                                              -----------      -----------

       TOTAL LIABILITIES                                                       51,057,923       38,830,038
                                                                              -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' INVESTMENT (NOTES 3 AND 15)
   Common stock, no par value, authorized
    10,000,000 shares, issued and outstanding
    4,587,744 shares in 1995 (4,447,160 shares in 1994)                         5,572,846        4,554,036
   Retained earnings                                                           17,772,428       15,309,673
   Less amount due from officers                                                 (504,000)        (504,000)
                                                                              -----------      -----------

       TOTAL STOCKHOLDERS' INVESTMENT                                          22,841,274       19,359,709
                                                                              -----------      -----------

             TOTAL LIABILITIES AND
               STOCKHOLDERS' INVESTMENT                                       $73,899,197      $58,189,747
                                                                              ===========      ===========

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1995




                                                                 1 9 9 5              1 9 9 4             1 9 9 3
                                                               ------------        ------------        -------------
 NET SALES                                                      $82,263,202         $79,166,990          $61,794,822

 COST OF SALES                                                   63,901,196          61,843,845           48,281,844
                                                                -----------         -----------          -----------

 GROSS PROFIT                                                    18,362,006          17,323,145           13,512,978

 SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      11,673,686          10,674,043           9,271,167
                                                                -----------         -----------         ------------

 OPERATING PROFIT                                                 6,688,320           6,649,102           4,241,811
                                                               ------------         -----------         ------------

 OTHER EXPENSE
   Interest                                                       2,478,350           1,321,533              706,672
   Loss on sale of plant and equipment                               22,067              24,672               14,925
   Other, net                                                       451,148             388,201              625,376
                                                               ------------         -----------         ------------

 TOTAL OTHER EXPENSE                                              2,951,565           1,734,406            1,346,973
                                                               ------------         -----------         ------------

 INCOME BEFORE INCOME TAXES                                       3,736,755           4,914,696            2,894,838

 INCOME TAXES (NOTE 9)                                            1,274,000           1,663,700              784,000
                                                               ------------         -----------        -------------

 NET INCOME                                                     $ 2,462,755         $ 3,250,996         $  2,110,838
                                                                ===========         ===========         ============

 NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARES                                        $  .53               $  .71             $  .51
                                                                 ======               ======             ======

 WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING (NOTE 1)                           4,657,476           4,608,137            4,104,076
                                                                 ==========          ==========           ==========





See Notes to Consolidated Financial Statements.

                  McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1995




                                            Common Stock                               Amount
                                       ------------------------      Retained         Due From
                                         Shares         Amount       Earnings         Officers        Totals
                                       ----------    ------------  ------------     ------------      ------
BALANCE AT OCTOBER 1, 1992             3,831,171      $1,759,883      $9,947,839  $        -0-      $11,707,722

PROCEEDS FROM COMMON
   STOCK ISSUED (NOTE 15)                  6,667          15,750             -0-                         15,750

COMMON STOCK ISSUED IN
   LIEU OF CASH
   (NOTES 3 AND 15)                      483,129       2,463,900             -0-      (504,000)       1,959,900

NET INCOME                                                   -0-       2,110,838                      2,110,838
                                      ----------      ----------      ----------  ------------      -----------

BALANCE AT SEPTEMBER 30, 1993          4,320,967       4,239,533      12,058,677      (504,000)      15,794,210

PROCEEDS FROM COMMON
   STOCK ISSUED (NOTE 15)                124,000         296,450             -0-                        296,450

COMMON STOCK ISSUED IN
   LIEU OF CASH (NOTE 15)                  2,193          18,053             -0-                         18,053

NET INCOME                                                   -0-       3,250,996                      3,250,996
                                      ----------      ----------      ----------  ------------      -----------

BALANCE AT SEPTEMBER 30, 1994          4,447,160       4,554,036      15,309,673      (504,000)      19,359,709

PROCEEDS FROM COMMON
   STOCK ISSUED (NOTE 15)                  3,416           8,389                                          8,389

COMMON STOCK ISSUED IN
   LIEU OF CASH
   (NOTE 15)                               1,565          11,510                                         11,510

REDEMPTION OF FRACTIONAL
 SHARES                                      (98)         (1,089)                                        (1,089)

COMMON STOCK ISSUED IN
   CONNECTION WITH EPCO
   ACQUISITION (NOTES 2 AND 3)           135,701       1,000,000                                      1,000,000

NET INCOME                                                             2,462,755                      2,462,755
                                      ----------      ----------      ----------  ------------      -----------

BALANCE AT SEPTEMBER 30, 1995          4,587,744      $5,572,846     $17,772,428     $(504,000)     $22,841,274
                                       =========      ==========     ===========     ==========     ===========



See Notes to Consolidated Financial Statements.

                  McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1995



                                                                         1 9 9 5              1 9 9 4             1 9 9 3
                                                                      -------------        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $ 2,462,755          $ 3,250,996         $ 2,110,838
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                     2,179,992            1,936,191           1,617,387
        Deferred income taxes                                               375,000              709,700             115,000
        Provision for doubtful accounts, net                                174,200              231,067             111,408
        Loss on sale of plant and equipment                                  22,067               24,672              14,925
        Common stock issued for services                                     11,510               18,053              15,888
        Net changes in operating assets and liabilities
         which provided (used) cash, net of effects in
         1995 of the EPCO acquisition:
          Accounts receivable                                            (3,036,791)          (1,171,894)         (3,474,990)
          Inventories                                                    (7,721,234)          (4,895,119)         (4,602,083)
          Net investment in sales-type leases                            (1,684,275)            (345,126)           (294,234)
          Prepaid expenses                                                  120,869               90,476              30,319
          Other assets                                                     (316,587)            (324,580)         (1,799,289)
          Accounts payable                                               (1,909,327)           2,202,094           3,630,600
          Accrued expenses                                                  327,925             (754,454)           (227,068)
          Federal income taxes                                              (50,073)             (29,881)           (149,216)
                                                                       ------------         ------------        ------------

          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                                         (9,043,969)             942,195          (2,900,515)
                                                                       ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to plant and equipment                                      (3,995,109)          (3,079,553)         (2,740,832)
   Payments on liabilities assumed upon the
    Galion acquisition                                                     (809,902)          (1,092,532)         (1,398,496)
   Proceeds from sale of plant and equipment                                 30,112               33,869              74,781
                                                                       ------------         ------------        ------------

        NET CASH USED IN INVESTING ACTIVITIES                            (4,774,899)          (4,138,216)         (4,064,547)
                                                                        -----------          -----------         -----------





                                  (Continued)





See Notes to Consolidated Financial Statements.

                  McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONCLUDED)

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1995



                                                                        1 9 9 5              1 9 9 4             1 9 9 3
                                                                     -------------        -------------       -------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term borrowings                                 $22,927,180           $6,354,350          $1,453,387
    Repayments of long-term borrowings                                  (9,639,955)          (2,223,270)           (882,303)
    Net short-term borrowings                                                  -0-                  -0-           5,516,994
    Sale of common stock under stock option plan                             8,389              296,450              15,750
    Redemption of fractional shares                                         (1,089)                 -0-                 -0-
                                                                       -----------          -----------         -----------

         NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                         13,294,525            4,427,530           6,103,828
                                                                       -----------          -----------         -----------

    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                  (524,343)           1,231,509            (861,234)

    CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                    1,697,713              466,204           1,327,438
                                                                       -----------          -----------         -----------

    CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                        $ 1,173,370          $ 1,697,713         $   466,204
                                                                       ===========          ===========         ===========





See Notes to Consolidated Financial Statements.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

             Nature of Business and Concentration of Credit Risk

             McClain Industries, Inc. and its wholly-owned subsidiaries (the "Company") manufacture and sell a diversified line of dump truck bodies (assemblies attached to truck frames which are used to carry and dump solid materials such as dirt or gravel) and solid waste handling equipment (including containers, compactors, bailers, garbage and recycling truck bodies and transfer trailers) used for the temporary storage, transportation and compaction of residential, commercial and industrial waste and recycling materials. The Company sells its dump truck bodies primarily to truck equipment dealers and its solid waste handling equipment primarily to distributors, solid waste handling companies, government agencies, shopping centers and other large retail outlets throughout the United States. In addition, the Company provides coiled steel cutting and warehousing services for its own manufacturing operations in order to reduce its processed steel expense (one of its major cost components), and, on a limited basis, for sale to third-party customers.

             The Company grants credit to its customers in the normal course of business. No collateral is required. The Company maintains reserves for potential credit losses and such losses have historically been insignificant and generally within management's expectations.

             Principles of Consolidation

             The consolidated financial statements include the accounts of McClain Industries, Inc., and its wholly-owned subsidiaries (Galion Holding Company, Shelby Steel Processing Co., McClain of Georgia, Inc., McClain of Ohio, Inc., McClain EPCO, Inc., McClain Group Leasing, Inc., McClain Tube Company, and McClain Group Sales, Inc., a corporation owned jointly by McClain Industries, Inc. and the two operating subsidiaries of Galion Holding Company). All significant intercompany accounts and transactions have been eliminated.

             In July 1995, the Company acquired and began operating an additional wholly-owned subsidiary, McClain EPCO, Inc., a business incorporated in the State of New York (Note 2).

             The names of several of the subsidiaries were changed during the year ended September 30, 1995 in order to more closely identify them with McClain Industries, Inc.


                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

             Inventories

             Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized for certain inventories, while the FIFO (first-in, first-out) method is utilized for the remaining inventories.

             Plant and Equipment

             Plant and equipment are recorded in the accounts at cost which does not purport to represent replacement cost or realizable value. Depreciation is provided at annual rates sufficient to allocate the cost of the assets over their estimated useful lives.

             The principal estimated useful lives are summarized as follows:

                         Buildings                       20-30  years
                         Storage areas                    5-10  years
                         Machinery and equipment          4-30  years
                         Furniture and fixtures           5-10  years
                         Transportation equipment         3-10  years
                         Leaseholds                       5-20  years

             Depreciation and amortization are computed primarily using the straight-line method for book purposes and accelerated methods for federal income tax purposes.

             The cost of properties retired or otherwise disposed of and the accumulated depreciation and amortization thereon are eliminated from the accounts at the time of retirement, and the resulting gain or loss is taken into income. Maintenance and repairs are charged against income as incurred, and renewals and betterments are capitalized.

             Income Taxes

             Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities. Deferred income taxes arise from temporary basis differences principally related to inventory, product liability, and plant and equipment.


                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

             Cash and Cash Equivalents

             Cash and cash equivalents consist of demand deposits in banks.
             The Company maintains certain bank accounts which hold balances in excess of the FDIC insured limit of $100,000.

             Sales-Type Leases

             The Company, through McClain Group Leasing, Inc., offers lease financing to certain purchasers of the Company's products. These leases meet the criteria for classification as capitalized leases and are accounted for as sales-type leases. Accordingly, an investment is reflected on the accompanying balance sheets in an amount equal to the gross minimum lease payments receivable less unearned finance income. Unearned finance income is amortized in such a manner as to produce a constant periodic rate of return on the net investment in the lease.

             Goodwill

             Goodwill representing the purchase price in excess of the fair values of net assets acquired is amortized by direct charges to its carrying value. The amortization period is estimated based upon management's judgements and generally ranges from 15 to 40 years. Accumulated amortization at September 30, 1995 and 1994 was $116,155 and $90,800, respectively.

             Common Stock Issued for Services

             Common stock is issued from time to time in lieu of cash for services provided to the Company and is recorded as compensation expense at generally the fair value on the date of issuance.

             Earnings Per Common and Common Equivalent Shares

             Effective February 28, 1995, a four-for-three split of the Company's common stock was declared and was subsequently effected through distribution of one additional share for every three shares issued and outstanding. All applicable share and per share data have been restated to give retroactive effect to the stock split.




                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONCLUDED)

             Earnings per common and common equivalent shares were calculated using the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of stock options when the market price of the common stock exceeds the option price granted. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the stock options; those purchases were assumed to have been made at the average price of the common stock during the year.

             New Accounting Pronouncement

             In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which requires a change in the way compensation cost arising from stock options granted is measured. The Company intends to adopt the disclosure aspects of this pronouncement.

             Reclassifications

             Certain amounts reported in 1994 and 1993 have been reclassified to conform to the 1995 presentation.


NOTE 2:      BUSINESS ACQUISITION

             On July 17, 1995, the Company acquired all of the issued and outstanding common stock of EPCO Manufacturing Corporation, Inc. ("EPCO") in a business combination accounted for as a purchase. EPCO is a manufacturer of vertical downstroke and closed door horizontal baling equipment used for processing of cardboard, paper, plastic and non-ferrous metals in the recycling industry. Concurrent with the acquisition, EPCO's name was changed to McClain EPCO, Inc., an enterprise which operates as a wholly-owned subsidiary of McClain Industries, Inc.

             The purchase price of EPCO was $1,000,000 which was paid at closing by the issuance of 135,701 shares of unregistered common stock valued at the market price of approximately $7.37, determined for a period immediately preceding the acquisition date. The purchase price was significantly in excess of the fair values of the net assets acquired and such excess was substantially allocated to goodwill. Additional consideration not to exceed $500,000 is payable in additional shares of the Company's common stock contingent upon EPCO sales exceeding specified amounts during the three-year period ending on September 30, 1998.

                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2:      BUSINESS ACQUISITION  (CONCLUDED)

             EPCO sales (unaudited) for its most recent fiscal year preceding the acquisition were approximately $2.5 million. Results of operations of EPCO included in the Company's financial statements since the date of acquisition are not significant and, accordingly, proforma results of operations as if the transaction had occurred at the beginning of the previous fiscal year are not presented.


NOTE 3:      SUPPLEMENTAL CASH FLOWS INFORMATION

             Non-cash Investing and Financing Activities

             Non-cash investing and financing transactions during the year ended September 30, 1995 consisted of the EPCO acquisition and placing into service certain equipment valued at approximately $426,000, which had previously been included in other assets.

             The Company issued common stock valued at $1,000,000 in connection with the EPCO acquisition, which is summarized as follows:

                     Fair value of assets acquired                                $   876,000
                     Goodwill assigned                                              1,203,000
                     Liabilities assumed                                           (1,079,000)
                                                                                   ----------
                     Total consideration exchanged                                 $1,000,000
                                                                                   ==========

             Non-cash financing and investing transactions during the year ended September 30, 1994 consisted of placing into service a tube mill valued at $1,735,000, which had previously been included in other assets, and settling $7,623,414 of short-term notes payable for which a like amount of long-term debt was incurred as a result of debt refinancing (Note 5).


                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:      SUPPLEMENTAL CASH FLOWS INFORMATION (CONCLUDED)

             On August 2, 1993, the Company acquired certain real estate and assumed certain liabilities in exchange for common stock of the Company (refer to Note 12).

                         Fair value of assets acquired                            $ 3,723,500
                         Mortgages assumed                                         (1,779,500)
                                                                                  -----------
                         Net assets acquired                                        1,944,000
                         Less value of common stock issued                          2,448,000
                                                                                  -----------
                         Amount due from officers                                 $   504,000
                                                                                  ===========

             Other Cash Flows Information

             Cash paid for interest amounted to $2,482,481 for 1995, $1,321,533 for 1994, and $706,672 for 1993. Cash paid for federal income taxes amounted to $945,314 for 1995, $835,000 for 1994, and
             $827,928 for 1993.


NOTE 4:      NET INVESTMENT IN SALES-TYPE LEASES

             The net investment in sales-type leases is comprised of the following amounts at September 30:

                                                                                  1 9 9 5             1 9 9 4
                                                                                ------------       -------------
                   Gross minimum lease payments collectible
                     in monthly installments                                     $4,727,944          $2,320,850

                   Less advance lease payments and deposits
                     received                                                       178,780             104,027
                                                                                 ----------          ----------
                   Subtotal                                                       4,549,164           2,216,823
                   Less unearned finance income                                     988,200             340,134
                                                                                 ----------          ----------

                   Total net investment in sales-type leases                      3,560,964           1,876,689
                   Current portion                                                1,305,800             521,302
                                                                                 ----------          ----------
                   Noncurrent portion                                            $2,255,164          $1,355,387
                                                                                 ==========          ==========


                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:      NET INVESTMENT IN SALES-TYPE LEASES (CONCLUDED)

             Lease receivables are collectible in the following minimum annual amounts for the years succeeding September 30, 1995:

                                    Year                                             Amount
                                    ----                                          -----------
                                    1996                                           $1,567,842
                                    1997                                            1,380,470
                                    1998                                              871,627
                                    1999                                              434,931
                                    2000                                              294,294
                                                                                   ----------
                     Gross minimum amount collectible                              $4,549,164
                                                                                   ==========


NOTE 5:      LINES OF CREDIT

             In June 1995, the Company and a subsidiary entered into a new line of credit agreement with their bank. The Company and the subsidiary have two lines of credit borrowing arrangements with the bank totaling $21,000,000 at September 30, 1995. Borrowings under the lines of credit are limited to 80% of eligible accounts receivable and 50% of qualified inventory and are subject to interest no greater than the bank's prime rate. The lines of credit are secured by substantially all the assets of the Company and contain various covenants requiring the Company to maintain certain current ratios, levels of tangible net worth and debt ratios. The agreement also prohibits the Company from incurring additional indebtedness other than subordinated indebtedness and limits plant and equipment acquisitions to $4.5 million per fiscal year. The Company had an $11 million line of credit at September 30, 1994 and had an $8 million line of credit at September 30, 1993. Borrowings outstanding under the various lines of credit at September 30, 1995 and 1994 were $20,093,093 and $9,179,067, respectively.

             In October 1995, the Company and the bank entered into an additional $1,500,000 line of credit agreement in order to finance, on a revolving basis, up to 85% of the cost of demonstrator units. Interest on such borrowings will be charged at the prime rate.

             The credit agreements expire in March 1997 at which time the Company expects to obtain renewals upon the same or similar terms.


                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5:      LINES OF CREDIT (CONCLUDED)

             Certain information relative to these borrowings is summarized as follows:

                                                            1 9 9 5           1 9 9 4         1 9 9 3
                                                         -------------     ------------    -------------
          Average aggregate borrowings outstanding
          during the year                                   $15,069,445       $9,027,614      $4,778,179

          Maximum amount of borrowings outstanding
          during the year                                   $20,093,093      $10,058,476      $7,825,500

          Average interest rates on borrowings
          outstanding at the end of the year                   9.00%            8.00%           6.25%

          Average interest rates on borrowings
          outstanding during the year, based on
          monthly averages                                     8.93%            6.85%           6.1%



                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6:      LONG-TERM DEBT

             Long-term debt as of September 30, 1995 and 1994 consisted of the following obligations:

                                                                         1 9 9 5              1 9 9 4
                                                                     ---------------      --------------
          Promissory notes to a bank, collateralized by certain
          assets as disclosed in Note 5.  The notes are payable
          in monthly installments of $95,340 plus interest at
          rates ranging from prime to prime plus 1/2% as
          published in the Wall Street Journal (effective rate
          of 8.75% at September 30, 1995), and mature at various
          dates through July 2002.                                        $6,337,964         $ 5,281,229





                                                      (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LONG-TERM DEBT (CONCLUDED)

                                                                         1 9 9 5              1 9 9 4
                                                                     ---------------      --------------
          Promissory notes to banks, collateralized by a
          commercial mortgage on certain real estate, payable in
          monthly installments of $27,578 plus interest ranging
          from the bank prime rate to prime plus 1/2% (effective
          rate of 8.75% at September 30, 1995), maturing at
          various dates through January 2000.                            $ 3,527,462         $ 3,166,862

          Revolving credit facility with a bank, which is
          limited to the lessor of $3,500,000 in 1995 and
          $5,000,000 for 1994 or 80% of eligible lease
          receivables.  Payable in monthly installments,
          including interest at prime as published in the Wall
          Street Journal (effective rate of 8.75% at
          September 30, 1995), due March 1997.  The credit
          facility is collateralized by lease receivables (Note 4).        2,908,785           2,203,924

          Promissory notes to a bank.  Payable in monthly
          installments of $8,186 plus interest.  The notes are
          collateralized by the related equipment.                           482,432                 -0-

          Lines of credit borrowings (Note 5)                             20,093,093           9,179,067
                                                                        ------------        ------------
          Total debt                                                      33,349,736          19,831,082
          Less current portion                                             2,179,449           1,791,213
                                                                        ------------        ------------

          Long-term portion                                              $31,170,287         $18,039,869
                                                                         ===========         ===========

          Scheduled aggregate principal maturities of long-term debt for years succeeding September 30, 1995 are presented below:

                             Year Ending
                            September 30,                                   Amount
                            -------------                                ------------
                                 1996                                    $  2,179,449
                                 1997                                      24,477,333
                                 1998                                       1,523,896
                                 1999                                       2,564,287
                                 2000                                       2,018,711
                              Thereafter                                      586,060
                                                                         ------------

                                  Total                                   $33,349,736
                                                                          ===========

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7:      ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

             The following is a summary of changes in the allowance for doubtful accounts for each of the three years in the period ended September 30, 1995:

                                                                1 9 9 5          1 9 9 4          1 9 9 3
                                                             -----------       ----------       ----------
                Balance beginning of year                      $ 425,800        $ 194,733        $  83,325
                Add provision charged
                  against income                                 205,000          276,610          111,408
                Less uncollectible accounts
                  written off, net of recoveries                 (30,800)         (45,543)            -0-
                                                               ---------       ----------        ---------

                Balance end of year                            $ 600,000        $ 425,800        $ 194,733
                                                               =========        =========        =========


NOTE 8:      INVENTORIES

             The major components of inventories at September 30, 1995 and 1994 were as follows:

                                                                           1 9 9 5              1 9 9 4
                                                                       --------------        -------------
                     Materials and supplies                               $17,400,070           $8,362,693
                     Work-in-process                                        6,255,749            7,115,786
                     Finished goods                                         7,573,580            7,862,428
                                                                          -----------          -----------
                                                                          $31,229,399          $23,340,907
                                                                          ===========          ===========


NOTE 9:      INCOME TAXES

             The provision for income taxes for each of the three years in the period ended September 30, 1995 consists of the following components:

                                                              1 9 9 5           1 9 9 4          1 9 9 3
                                                           -------------     ------------     ------------
                   Current federal provision                  $  899,000       $  954,000        $ 669,000
                   Deferred provision                            375,000          709,700          115,000
                                                             -----------      -----------        ---------

                   Total income taxes                         $1,274,000       $1,663,700        $ 784,000
                                                              ==========       ==========        =========


                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:      INCOME TAXES (CONTINUED)

             The effective income tax rate on consolidated pre-tax income differs from the federal statutory rate for the following reasons:

                                                        1 9 9 5             1 9 9 4              1 9 9 3
                                                   -----------------   -----------------     ----------------
                                                      Amount      %       Amount      %        Amount      %
                                                   -----------  ----   -----------  ----     ----------  ----
                  Provision computed at
                    statutory rate                  $1,270,000    34   $1,671,000     34      $ 984,000    34

                  Nondeductible expenses                26,000     1       14,000      -         17,000     1

                  Alternative minimum tax
                    provision (credit)                                   (293,000)   (6)       (217,000)   (8)

                  Other                                (22,000)   (1)     271,700      6            -0-     -
                                                    ----------   ---   ----------    ---      ---------   ---
                                                    $1,274,000    34   $1,663,700     34      $ 784,000    27
                                                    ==========   ===   ==========    ===      =========   ===

             The components of the deferred income tax provision are as follows:


                                                              1 9 9 5           1 9 9 4           1 9 9 3
                                                            -----------      ------------      ------------
                  Temporary differences resulting
                  primarily from differences in
                  depreciation, inventory, product
                  liability, bad debts and other
                  liabilities                                 $ 403,000         $ 399,000         $ 530,000

                  Alternative minimum tax                           -0-           293,000          (215,000)

                  Other, net                                    (28,000)           17,700          (200,000)
                                                              ---------        ----------         ---------
                                                              $ 375,000        $  709,700         $ 115,000
                                                              =========        ==========         =========

             During the year ended September 30, 1994, the Company utilized its remaining available alternative minimum tax (AMT) credits to reduce its current tax liability.

             In 1993, the Company utilized approximately $360,000 of its available alternative minimum tax (AMT) credits to reduce its current tax liability; such credits arose because of tax preference items related to the Galion acquisition in 1992. Additional AMT credits of $330,000 were used to offset existing deferred taxes.


                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9:      INCOME TAXES (CONCLUDED)

             The balance of the net deferred income tax liability as of September 30, 1995 and 1994 consists of temporary basis differences related to the following assets and liabilities:

                                                                               1 9 9 5           1 9 9 4
                                                                            ------------      ------------
                     Taxable differences:
                       Property and equipment                                 $2,138,000        $2,110,000
                       Inventory                                               1,478,000         1,397,000
                       Other                                                         -0-            16,000
                                                                              ----------        ----------
                       Gross deferred tax liabilities                          3,616,000         3,523,000
                                                                              ----------        ----------
                     Deductible differences:
                       Product liability                                       1,410,000         1,685,000
                       Accounts receivable                                       405,000           296,000
                       Accrued expenses                                          351,000           477,000
                       Other                                                      10,000               -0-
                                                                              ----------        ----------
                       Gross deferred tax assets                               2,176,000         2,458,000
                                                                              ----------        ----------
                     Net deferred income tax liability                        $1,440,000        $1,065,000
                                                                              ==========        ==========

             The components which comprise net deferred taxes are not expected to reverse within the next year; as such, the entire related net liability is classified as noncurrent.


NOTE 10:     EMPLOYEE PENSION AND PROFIT SHARING PLANS

             The Company and certain subsidiaries have qualified pension and profit sharing plans covering substantially all union employees. Contributions to the plans were calculated at an hourly rate as defined in the various union contracts. The cost of these plans was $255,503 in 1995, $236,449 in 1994, and $186,764 in 1993.

             The Company has an employee stock bonus plan for full time, salaried and non-union employees. Company contributions are discretionary each year and are generally limited to 15% of participants' compensation. No contributions were made for the years ended September 30, 1995, 1994 and 1993.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11:     SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                             Year Ended September 30
                                                               -------------------------------------------------
                                                                 1 9 9 5            1 9 9 4            1 9 9 3
                                                              ------------       ------------       ------------
                     Charged to costs and expenses:
                       Depreciation                             $2,099,192         $1,855,311         $1,528,258
                       Amortization of goodwill and
                         organizational costs                       96,635             79,980             89,129

                       Maintenance and repairs                   1,153,509            728,850            774,058
                       Taxes, other than payroll and
                         income taxes                              396,276            388,348            632,128


NOTE 12:     RELATED PARTY TRANSACTIONS

             Leases

             The Company leases an operating facility from the mother of the President of McClain Industries, Inc. on a month-to-month basis with annual rentals totaling $42,000 in 1995, 1994 and 1993.

             Waste Stream Programs

             In connection with its acquisition of EPCO in July 1995, the Company entered into a consulting and commission agreement with Waste Stream Associates ("Waste Stream"), a partnership consisting of certain stockholders of the Company, to compensate Waste Stream in an amount equal to 50% of the pre-tax profit derived by EPCO from Waste Stream Programs, as defined. Such compensation was not significant for the period ended September 30, 1995.




                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12:     RELATED PARTY TRANSACTIONS - (CONCLUDED)

             Note Receivable

             The Company's office and operating facility, the Georgia facility and the Kalamazoo facility were leased from related party partnerships comprised of officers, directors and employees of McClain Industries, Inc. On August 2, 1993, the Company acquired these facilities in exchange for 360,000 shares of common stock. In November 1994, in connection with an aborted securities offering, the Company agreed to value these shares at a price based on the market value of such shares as of August 2, 1993, the date the transactions were consummated. This revision gives effect to the fact that the shares increased in value by $504,000 from March 29, 1993, the date the definitive agreements for the transactions were executed by the parties, to August 2, 1993. The Company's principal shareholders have agreed to reimburse that amount to the Company. A letter agreement has been executed calling for equal annual principal payments to be received by the Company over a five-year period beginning on September 30, 1995, plus interest at the Company's cost of funds, which approximates the prime rate.

             Rentals on the above office and operating facilities prior to their acquisition by the Company amounted to $215,674 during the year ended September 30, 1993.

             Other

             Elliott & Sons Insurance Agency, Inc. and Michigan Defined Plans, Inc., entities controlled by Raymond Elliott, a director of the Company, provided insurance at a cost of approximately $1,300,000, $1,400,000, and $1,000,000 to the Company during the years ended September 30, 1995, 1994 and 1993, respectively. These entities received fees and commissions in connection with these transactions of approximately $129,000, $118,000 and $124,000, respectively.

             Product Sales

             The Company had product sales of approximately $239,000, $232,000 and $314,000 during the years ended September 30, 1995, 1994 and 1993, respectively, to a business controlled by an executive officer of McClain Industries, Inc.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13:     ACCRUED EXPENSES

             Accrued expenses included on the accompanying balance sheets consist of the following amounts at September 30:

                                                                               1 9 9 5           1 9 9 4
                                                                            ------------      ------------
                     Compensation                                             $  442,158        $  411,958
                     Vacation & holiday pay                                      513,988           460,225
                     Taxes                                                       374,558           181,721
                     Insurance                                                   321,713           329,312
                     Other                                                       679,392           620,668
                                                                              ----------        ----------
                     Total                                                    $2,331,809        $2,003,884
                                                                              ==========        ==========


NOTE 14:     COMMITMENTS AND CONTINGENCIES

             Product Liability

             As a manufacturer of industrial products, the Company is occasionally subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. The Company is currently defending certain legal proceedings involving allegations of product liability relating to products manufactured and sold by the Company. Historically, such claims have not resulted in material losses to the Company in any one year, and the Company maintains product liability insurance in amounts believed by management to be adequate.

             Galion Holding Company (GHC), pursuant to an indemnification it provided to the seller in connection with GHC's July 1992 acquisition of the Galion operations, is currently defending a number of legal proceedings involving product liability claims arising out of products manufactured and sold prior to the acquisition. These claims are covered by insurance and many of these cases have been settled.

             A liability to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying balance sheet at September 30, 1995.




                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14:     COMMITMENTS AND CONTINGENCIES (CONTINUED)

             Environmental Matters

             The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Inherent in manufacturing operations and in owning real estate is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs, on an ongoing basis, associated with environmental regulatory compliance in its business.

             The Company engaged the services of an outside consulting firm to perform environmental compliance assessments of all of the Company's facilities (the "Audits"). The Audits identified a number of regulatory compliance issues associated with hazardous waste management and reporting, wastewater and stormwater requirements, underground storage tank registration and reporting requirements and air permitting requirements. Since the date of the Audits, the Company has begun to implement procedures and take requisite actions to remedy the deficiencies identified in the Audits so that its facilities will comply with all applicable and material environmental laws and regulations. The Company estimates that the total costs of bringing its facilities into compliance will not have a material effect on the Company's consolidated financial statements.

             Legal Matters Other Than Product Liability

             The Company is also involved in routine litigation incidental to its business. Management believes that the resolution of these matters will not materially affect the consolidated financial statements.

             Employment Agreement

             In connection with the EPCO acquisition on July 17, 1995, the Company entered into a three-year employment agreement with the president of EPCO, which provides for a base salary of $100,000 annually. As an inducement for the Company to enter into the employment agreement, the officer agreed to not compete with the Company's business for a period of three years after employment is terminated, or five years from the date of the agreement, whichever is longer.



                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14:     COMMITMENTS AND CONTINGENCIES (CONCLUDED)

             Operating Lease

             In connection with the EPCO acquisition in July 1995, the Company assumed a contractual commitment to lease for a five-year period ending on April 1, 2000 the New York facilities used in its baler manufacturing operation. The Company is responsible for insurance, utilities, maintenance including a percentage of common area charges and a portion of the property taxes. Minimum rental payments required pursuant to this noncancellable lease agreement for the years succeeding September 30, 1995 amount to approximately $285,000.

             The Company has an option to extend the term of the lease for an additional five-year period at a minimum fixed aggregate rental of approximately $347,000.

             Common Stock Repurchase

             In December 1995, the Board of Directors authorized the Company to repurchase from time to time on the open market up to 100,000 shares of the Company's common stock.


NOTE 15:     INCENTIVE STOCK OPTION PLANS

             The Company maintains the 1989 Retainer Stock Plan for Non-employee Directors and the McClain 1989 Incentive Stock Plan.

             Retainer Stock Plan

             The Retainer Stock Plan as adopted calls for reserving 100,000 shares of the Company's no par common stock and allows non-employee directors the option to receive payment of all or a portion of their directors fees in the form of shares of common stock at the fair market value of such shares on the date of issuance. For the years ended September 30, 1995, 1994 and 1993 the Company issued 1,565, 1,645 and 2,347 shares, respectively, of its common stock to such directors in exchange for services rendered.




                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15:     INCENTIVE STOCK OPTION PLANS (CONTINUED)

             Incentive Stock Plan

             The Incentive Stock Plan as adopted calls for reserving 1,000,000 shares of the Company's no par common stock for the granting of stock awards to officers and key management personnel. The awards consist of incentive stock option (ISO) or non-qualified options, stock appreciation rights (SARs) and restricted share rights, and may be granted at the following prices at the date of grant: incentive stock options must be equal to or greater than the fair market value of common stock; stock appreciation rights and restricted share rights may be issued at a price which may not be less than 50% of the price of the common stock.

             In connection with the EPCO acquisition on July 17, 1995, the Board of Directors granted to two EPCO employees options to purchase 20,000 shares of the Company's common stock at an exercise price of $7.37 per share, which was the fair market value of the shares on the date of grant. The employees may exercise one-third of the options at any time after July 1996, one-third of the options at any time after July 1997 and one-third of the options at any time after July 1998, but no options may be exercised after July 2000.

             On January 16, 1995, the Board of Directors granted to the Company's President and other key employees options to purchase 30,667 shares of the Company's common stock at an exercise price of $7.31 per share, which was the fair market value for the shares on the date of grant. The employees may exercise one-third of the options at any time after January 1996, one-third of the options at any time after January 1997, and one-third of the options at any time after January 1998, but no options may be exercised after January 2000.

             On September 12, 1994, the Board of Directors granted to key employees options to purchase 13,333 shares of the Company's common stock at an exercise price of $8.81 per share, which was the fair market value for the shares on the date of the grant. The employees may exercise one-third of the options at any time after September 1995, one-third of the options at any time after September 1996, and one-third of the options at any time after September 1997, but no options may be exercised after September 1999.

             On April 4, 1994, the Board of Directors granted to the Company's President and other key employees options to purchase 52,667 shares of the Company's common stock at an exercise price of $6.56 per share, which was the fair market value for the shares on the date of the grant. The employees may exercise one-third of the options at any time after April 1995, one-third of the options at any time after April 1996, and one-third of the options at any time after April 1997, but no options may be exercised after April 1999.

                                  (Continued)

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15:     INCENTIVE STOCK OPTION PLANS  (CONCLUDED)

             On December 21, 1992, the Board of Directors granted to key employees options to purchase 72,584 shares of the Company's common stock at an exercise price of $3.18 per share, which was the fair market value for the shares on the date of grant. The employees may exercise these options at any time after December 1993, but not later than December 1997.

             The following table presents a summary of stock option activity for each of the years in the three year period ended September 30, 1995:

                                                                                 Shares Under Option
                                                                      -----------------------------------------
                                                                       1 9 9 5          1 9 9 4          1 9 9 3
                                                                      ---------        ---------        ---------
                       Outstanding, beginning of year                   325,999          370,666          376,000
                       Granted during the year                           50,667           73,333           73,333
                       Canceled during the year                             -0-              -0-          (72,000)

                       Exercised during the year                         (3,415)        (124,000)          (6,667)
                                                                      ---------         --------        ---------
                       Outstanding, end of year (at exercise
                       prices ranging from $2.36 to $8.81 per
                       share)                                           373,251          325,999          370,666
                                                                       ========         ========         ========

                       Eligible, end of year for exercise
                       currently (at prices ranging from  $2.36
                       to $8.81 per share)                              252,166          208,888          165,333
                                                                       ========         ========         ========


NOTE 16:     MAJOR CUSTOMER

             For the years ended September 30, 1995 and 1994, there were no significant sales to any one customer. In 1993, 11% of net sales were made to one customer.


NOTE 17:     FOURTH QUARTER ADJUSTMENTS

             During the quarter ended September 30, 1995, the Company recorded various adjustments of approximately $1,100,000 principally related to the valuation of inventories and carrying values of certain liabilities. The aggregate effect of such adjustments was to decrease net income for the fourth quarter by approximately $720,000 ($.15 per share).

                               INDEX TO EXHIBITS

                                                                                                                  Sequentially
                                                                                                                      Numbered
Exhibit No.                       Description                                                                             Page
-----------                       -----------                                                                             ----
3.1        Articles of Incorporation of McClain Industries, Inc.                                                          (7)

3.2        Bylaws of McClain Industries, Inc.                                                                             (1)

10.1       McClain Industries, Inc. 1989 Incentive Stock Plan                                                             (2)

10.2       McClain Industries, Inc. 1989 Retainer Stock Plan for Non-Employee Directors                                   (2)

10.3       Land Contract dated November 12, 1991 between Robert and Helen J. Warzyniak and Violet and
           Walter H. Urban, as Seller, and the Company, as Purchaser                                                      (3)

10.4       Agreement of Purchase and Sale dated July 20, 1992 by and between Peabody International
            Corporation, as Seller, and Galion Holding Company, as Buyer                                                  (4)

10.5       Loan documents dated May 29, 1992, by and between Prime Leasing Corporation and Standard
           Federal Bank                                                                                                   (5)

10.6       Manufacture and License Agreement dated as of November 2, 1992, between Galion Dump Bodies,
           as Licensor, and the Company, as Licensee                                                                      (6)

10.7       Loan documents dated as of March 1, 1993, between the Company and Galion Dump Bodies and E-Z Pack              (6)

10.8       Guaranty Fee Agreement dated as of March 2, 1993, between Galion Holding and the Company                       (6)




10.9       Loan documents dated June 29, 1993, between Standard Federal Bank and Galion Holding, E-Z Pack
           and Galion Dump Bodies                                                                                         (6)

10.10      Term Note dated January 18, 1994 between Trust Company Bank of Middle Georgia, N.A. and the Company            (7)

10.11      Loan Agreement, dated September 15, 1994, between Standard Federal Bank and the Company,
           McClain-Georgia, Shelby Steel, Quality Tube and McClain-Ohio                                                   (7)


10.12      Loan Agreement, dated September 15, 1994, between Standard Federal Bank and Galion Holding,
           E-Z Pack and Galion Dump Bodies                                                                                (7)

10.13      Third Amendment Agreement (Promissory Note), dated September 15, 1994, between Standard Federal
           Bank, the Company, McClain-Georgia and Shelby Steel                                                            (7)

10.14      Third Amendment Agreement (Promissory Note), dated September 15, 1994, between Standard Federal Bank,
           the Company, McClain-Georgia and Shelby Steel                                                                  (7)

10.15      Promissory Note (Term Loan), dated September 15, 1994, between Standard Federal Bank, Galion Holding,
           E-Z Pack and Galion Dump Bodies                                                                                (7)

10.16      Promissory Note (Line of Credit), dated September 15, 1994, between Standard Federal Bank, Galion
           Holding, E-Z Pack and Galion Dump Bodies                                                                       (7)

10.17      Promissory Note (Term Loan), dated September 15, 1994, between Standard Federal Bank, the Company,
           McClain-Georgia, Shelby Steel, Quality Tube and McClain-Ohio                                                   (7)

10.18      Promissory Note (Line of Credit), dated September 15, 1994, between Standard Federal Bank, the
           Company, McClain-Georgia, Shelby Steel, Quality Tube and McClain-Ohio                                          (7)

10.19      Purchase Agreement, dated as of March 30, 1993, between the Company and Group Properties III                   (7)

10.20      Purchase Agreement, dated as of March 30, 1993, between the Company and Group Properties                       (7)

10.21      Purchase Agreement, dated as of March 30, 1993, between the Company and Group Properties of Georgia            (7)

10.22      Letter Agreement, dated November 17, 1994, among the Company, Kenneth D. McClain and Robert W.
           McClain                                                                                                        (7)

10.23      Promissory Note (Term Loan) dated February 6, 1995, between Standard Federal Bank, the Company,
           McClain-George, Shelby Steel, Quality Tube and McClain-Ohio                                                    (8)

10.24      Commercial Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement Dated
           February 6, 1995, between Standard Federal Bank and the Company                                                (8)


10.25      Commercial Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement Dated
           February 6, 1995, between Standard Federal Bank and the Company                                                (8)

10.26      Guaranty Dated February 6, 1995, between Standard Federal Bank and the Company                                 (8)

10.27      Promissory Note (Line of Credit with term provisions) (First Line of Credit) dated February 6, 1996,
           between Standard Federal Bank, the Company, McClain-Georgia, Shelby Steel, Quality Tube and McClain-Ohio       (8)

10.28      Promissory Note (Line of Credit with Term Provisions) (Second Line of Credit) dated February 6, 1995,
           between Standard Federal Bank, the Company, McClain-Georgia, Shelby Steel, Quality Tube and McClain-Ohio       (8)

10.29      Loan Agreement Between Standard Federal Bank and the Company, McClain-Georgia, Shelby Steel, Quality
           Tube and McClain-Ohio dated February 6, 1995                                                                   (8)

10.30      Loan Agreement between Standard Federal Bank and Galion Holding, Galion Solid Waste and Galion Dump Bodies
           dated February 6, 1995                                                                                         (8)

10.31      Promissory Note (Line of Credit with Term Provisions) (First Line of Credit) dated February 6, 1995
           between Standard Federal Bank, Galion Holding Company, Galion Solid Waste and Galion Dump Bodies               (8)

10.32      Promissory Note (Line of Credit with Term Provisions) (Second Line of Credit) dated February 6, 1995,
           between Standard Federal Bank, Galion Holding Company, Galion Solid Waste and Galion Dump Bodies               (8)

10.33      Second Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals (Secures Future
           Advances) dated February 6, 1995, between Standard Federal Bank and Galion Solid Waste                         (8)

10.34      Second Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals (Secures Future
           Advances) dated February 6, 1995, between Standard Federal Bank and Galion Dump Bodies                         (8)

10.35      Amended and Restated Promissory Note (Line of Credit) dated February 16, 1995, between Standard
           Federal Bank,  the Company, McClain-Georgia, Shelby Steel, Quality Tube and McClain-Ohio                       (8)

10.36      First Amendment to Loan Agreement Between Standard Federal Bank, the Company, McClain-Georgia,
           Shelby Steel, Quality Tube and McClain-Ohio Dated February 16, 1995                                            (8)

10.37      Amended and Restated Promissory Note (Line of Credit) dated February 16, 1995, between Standard
           Federal Bank, Galion Holding Company, Galion Solid Waste and Galion Dump Bodies                                (8)

10.38      First Amendment to Loan Agreement between Standard Federal Bank, Galion Holding Company, Galion
           Solid Waste and Galion Dump Bodies dated February 16, 1995.                                                    (8)

10.39      Amended and Restated Promissory Note (Line of Credit) dated May 5, 1995, between Standard Federal Bank,
           Galion Holding Company, Galion Solid Waste and Galion Dump Bodies                                              (8)

10.40      Second Amendment to Loan Agreement between Standard Federal Bank, Galion Holding Company, Galion Solid
           Waste and Galion Dump Bodies dated May 5, 1995                                                                 (8)

10.41      Second Amendment to Loan Agreement between Standard Federal Bank, the Company, McClain-Georgia, Shelby
           Steel, Quality Tube, McClain-Ohio and EPCO dated June 22, 1995                                                 (8)

10.42      Second Amended and Restated Promissory Note (Line of Credit) dated June 22, 1995, between Standard Federal
           Bank, McClain-Georgia, Shelby Steel, Quality Tube, McClain-Ohio and EPCO                                       (8)

10.43      Fifth Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals (Secures
           Future Advances) between Standard Federal Bank and Galion Dump Bodies dated June 22, 1995.                     (8)

10.44      Third Amendment to Loan Agreement between Standard Federal Bank, Galion Holding Company, Galion Solid
           Waste, Galion Dump Bodies and M.E.G. Equipment and Sales of Florida dated June 22, 1995.                       (8)

10.45      Third Amended and Restated Promissory Note (Line of Credit) dated June 22, 1995, between Standard Federal
           Bank, Galion Holding Company, Galion Solid Waste, Galion Dump Bodies and M.E.G. Equipment Sales of Florida     (8)

10.46      Security Agreement dated June 22, 1995, between Standard Federal Bank and M.E.G. Equipment Sales
           of Florida                                                                                                     (8)

10.47      Fifth Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals (Secures
           Future Advances) dated June 22, 1995, between Standard Federal Bank and Galion Solid Waste                     (8)

10.48      Certification of Resolution of Corporation Authority to Borrow and Pledge Collateral dated June 22, 1995,
           between Standard Federal Bank and M.E.G. Equipment Sales of Florida                                            (8)

10.49      Certification of Resolution of Corporation Authority to Borrow and Pledge Collateral dated July 18, 1995,
           between Standard Federal Bank and EPCO Manufacturing                                                           (8)

10.50      Promissory Note (Line of Credit with Term Provisions) (Second Line of Credit) dated July 18, 1995, between
           Standard Federal Bank, the Company, McClain-Georgia, Shelby Steel, Quality Tube, McClain-Ohio and
           EPCO                                                                                                           (8)

10.51      Promissory Note (Line of Credit with Term Provisions) (First Line of Credit) dated July 18, 1995, between
           Standard Federal Bank, the Company, McClain-Georgia, Shelby Steel, Quality Tube, McClain-Ohio and EPCO         (8)

10.52      Promissory Note (Term Loan) dated July 18, 1995, between Standard Federal Bank, the Company,
           McClain-Georgia, Shelby Steel, Quality Tube, McClain-Ohio and EPCO                                             (8)

10.53      Security Agreement dated July 18, 1995, between Standard Federal Bank and EPCO                                 (8)

10.54      Amendment Agreement Promissory Note (Line of Credit) dated September 25, 1995, between Standard Federal
           Bank, Galion Holding Company, Galion Solid Waste, Galion Dump Bodies and M.E.G. Equipment Sales of Florida     (8)

10.55      Second Amendment Agreement Promissory Note (Line of Credit with Term Provisions) (First Line of Credit) dated
           September 25, 1995, between Standard Federal Bank, Galion Holding Company, Galion Solid Waste, Galion Dump
           Bodies                                                                                                         (8)

10.56      Third Amendment Agreement Promissory Note (Line of Credit with Term Provisions) (Second Line of Credit) dated
           September 25, 1995, between Standard Federal Bank, Galion Holding Company, Galion Solid Waste, Galion Dump
           Bodies                                                                                                         (8)

10.57      Amendment Agreement Promissory Note (Term Loan) dated September 25, 1995, between Standard Federal Bank,
           Galion Holding Company, Galion Solid Waste, Galion Dump Bodies and M.E.G. Equipment Sales of Florida           (8)

10.58      First Amended and Restated Loan Agreement Between Standard Federal Bank, Galion Holding Company, McClain E-Z
           Pack, Galion Dump Bodies and McClain Group Sales of Florida dated October 2, 1995                              (8)

21         List of Subsidiaries                                                                                           (6)



----------------------------------

(1)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/89
(2)      Incorporated by reference to the Company's Registration Statement
         (33-29613)
(3)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/91
(4)      Incorporated by reference to the Company's Form 8-K dated 7/27/92
(5)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/92
(6)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/93
(7) Incorporated by reference to the Company's Registration Statement on Form S-2 (33-84562)
(8)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/95