Form 10-Q
period 1995-12-31
MCCLAIN INDUSTRIES INC
filed 1996-02-14
CIK 63686

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                       ------------  ------------

                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


Michigan                                                       38-1867649
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
                                             ----   ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 10, 1995.


Common Stock, No Par Value                                 4,681,725
--------------------------                              ----------------
          Class                                         Number of Shares





                                    1 of 11

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MCCLAIN INDUSTRIES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,      SEPTEMBER 30,
                                     1995               1995
                                  (unaudited)
                                  -----------       ------------
                              ASSETS
                              ------
CURRENT ASSETS
--------------
Cash and Cash Equivalents        $ 1,100,007          $ 1,173,370
Accounts Receivable (Net)         14,298,607           15,590,278
Inventories                       32,464,064           31,229,399
Prepaid Expenses                     340,416              176,075
                                 -----------          -----------

   Total Current Assets           48,203,094           48,169,122
                                 -----------          -----------

Property and Equipment            33,456,984           33,078,135
   Accumulated Depreciation      (12,438,306)         (11,894,922)
                                 -----------          -----------

Net Property and Equipment        21,018,678           21,183,213
                                 -----------          -----------

Other Assets                       5,375,993            4,546,862
                                 -----------          -----------

Total Assets                     $74,597,765          $73,899,197
                                 ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
-------------------

Current Portion of Long-Term
  Debt                           $ 2,179,449          $ 2,179,449
Accounts Payable                   7,919,886            9,190,309
Accrued Liabilities                2,057,520            2,331,809
Federal Income Taxes                 286,402              598,999
                                 -----------          -----------

Total Current Liabilities         12,443,257           14,300,566
                                 -----------          -----------

Deferred Income Taxes              1,440,000            1,440,000
                                 -----------          -----------

Long Term Debt - Less
   Current Portion                33,382,995           31,170,287
                                 -----------          -----------

Other Liabilities                  4,493,323            4,147,070
                                 -----------          -----------

Stockholders' Equity              22,838,190           22,841,274
                                 -----------          -----------

Total Liabilities and
   Stockholders' equity          $74,597,765          $73,899,197
                                 ===========          ===========

See notes to condensed consolidated financial statements.

                                    2 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED



                                      Three Months Ended
                                         December 31,
                                     1995           1994
                                  --------------------------
Net Sales                         $16,394,682    $20,602,031
Cost of Sales                      12,957,066     16,015,242
                                  -----------    -----------
Gross Profit                        3,437,616      4,586,789

Selling General
and Administrative
Expenses                            3,258,575      2,860,830
                                  -----------    -----------

Operating Income                      179,041      1,725,959
                                  -----------    -----------

Other Income (Expense)
   Interest Expense                  (663,850)      (416,905)
   Other Income (Expense)              80,780       (261,161)
                                  -----------    -----------

   Total Other Income (Expense)      (583,070)      (678,066)
                                  -----------    -----------

Income (Loss) Before Income Taxes    (404,029)     1,047,893
(Provision) Credit for
  Income Taxes                        137,000       (356,000)
                                  -----------    -----------
Net Income (Loss)                 $  (267,029)   $   691,893
                                  ===========    ===========

Net income (Loss) per common
and common equivalent shares      $      (.06)   $       .15
                                  ===========    ===========

Weighted average number of
common and common equivalent
shares outstanding                  4,584,369      4,610,733
                                  ===========    ===========



See notes to condensed consolidated financial statements





                                    3 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        -------------------
                                                        1 9 9 5      1 9 9 4
                                                       --------     --------

Net income (loss)                                     $(267,029)   $ 691,893
Adjustments to reconcile net income (loss) to net
  cash (used in) operating activities
   Depreciation and amortization                        584,195      419,363
   Changes in assets and liabilities which
    provided (used) cash
     Current assets excluding cash & equivalents       (107,335)  (4,393,623)
     Other assets                                      (851,827)     355,679
     Accounts payable                                (1,270,423)     931,078
     Accrued expenses                                  (274,289)     (84,226)
     Federal income taxes                              (312,597)     569,263
     Other liabilities                                  346,253      238,987
                                                     ----------    ---------

          TOTAL ADJUSTMENTS                          (1,886,023)  (1,963,479)
                                                     ----------    ---------

  NET CASH USED IN OPERATING ACTIVITIES              (2,153,052)  (1,271,586)
                                                     ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (396,964)    (948,734)
                                                     ----------    ---------

   NET CASH USED IN INVESTING ACTIVITIES               (396,964)    (948,734)
                                                     ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal additions of long term debt               2,662,958    1,804,089
  Principal reductions of long term debt               (450,250)    (358,619)
  Sale of common stock                                  263,945            0
                                                     ----------    ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES           2,476,653    1,445,470
                                                     ----------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (73,363)    (774,850)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,173,370    1,697,713
                                                     ----------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $1,100,007    $ 922,863
                                                     ==========    =========



See notes to condensed consolidated financial statements.


                                    4 of 11

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1995

1.  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending December 31, 1995, are not necessarily indicative of the results that may be expected for any other period of for the year ending September 30, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2.  Inventories

     Inventories at December 31, 1995 and September 30, 1995 are summarized as follows:

                              (Unaudited)
                         December 31, 1995    September 30, 1995
                         -----------------    ------------------

Material and Supplies          $19,153,780           $17,400,070
Work in Process                  4,869,684             6,255,749
Finished Goods                   8,440,600             7,573,580
                               -----------           -----------
                               $32,464,064           $31,229,399
                               ===========           ===========

3.  Earnings per Common Share and Common Equivalent Share:

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

4.  Depreciation

     For the three months ended December 31, 1995 and 1994, depreciation charges were $561,499 and $399,143, respectively.


                                    5 of 11

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1995

5.       Contingencies

         Legal Proceedings

         The Company is from time to time subject to various claims from existing or former employees alleging gender, age or racial discrimination and anti-union activity, none of which are expected to have a material adverse affect on the Company. In addition, as a manufacturer of industrial products, the Company is, from time to time, subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. While such claims have not been material to the Company in any year and the Company believes that it maintains adequate product liability insurance, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the Company. The Company is currently defending a few legal proceedings involving product liability claims relating to McClain, Galion Dump and E-Z Pack brand products. Galion Holding, pursuant to an indemnification it provided Peabody Galion Division of Peabody International Corporation ("Peabody") in connection with the Galion Acquisition, is currently defending a number of legal proceedings involving product liability claims arising out of products manufactured by Peabody prior to the date of the Galion Acquisition. These claims are also covered by insurance. Although the Company has already settled many of these cases and the Company believes that it can continue to successfully resolve these product liability claims, there can be no assurance that the Company can continue to do so. The Company is not presently a party to any material legal proceedings except as described above.



         Environmental Matters

         The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Inherent in manufacturing operations and in owning real estate is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with

                                  (continued)


                                    6 of 11

                          MCCLAIN INDUSTRIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    THREE MONTHS ENDED DECEMBER 31, 1995


5.       Contingencies - (continued)

certainty. The Company has incurred and will continue to incur costs, on an ongoing basis, associated with environmental regulatory compliance in its business.

         State and local agencies have become increasingly active in the environmental area. The increased regulation by multiple agencies can be expected to increase the Comapany's future environmental costs. In particular, properties under federal and state scrutiny frequently result in significant clean-up costs and litigation expenses related to a party's clean-up obligation. However, the Company believes that the ever-increasing waste stream and the continuing initiatives of government authorities relating to environmental and waste disposal problems, including restrictions on landfill locations and operations and extensive regulation relating to the disposal of waste, create significant opportunities for companies in the solid waste handling equipment industry. In addition, the trend towards classifying more materials as "semi-hazardous" or "hazardous" waste may be expected to continue to make handling such materials more complex, thereby further facilitating the market for solid waste handling products.





                                    7 of 11

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

         Selected financial data for the Company for the periods indicated:

                                              (Unaudited)
                                          Three Months Ended
                                              DECEMBER 31,
                                        ------------------------
                                        1995                1994
                                        ----                ----
Net Sales                            $16,394,682         $20,602,031

Net Income (Loss)                       (267,029)            691,893

Net Earnings (Loss) Per Common
and Common Equivalent Share          $      (.06)        $       .20


                                      (unaudited)
                                         As of              As of
                                     December 31,       September 30,
                                         1995               1995
                                     ------------       ------------
Working Capital                      $35,759,837         $33,868,556

Total Assets                          74,597,765          73,899,197

Long-Term Debt                        33,382,995          31,170,287

Stockholder's Investment              22,838,190          22,841,274

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                     4,584,369           4,657,476

Current Ratio                             3.87:1              3.37:1

Long-Term Debt to Equity                  1.46:1              1.36:1



                                    8 of 11

                            MCCLAIN INDUSTRIES, INC.

        The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                         (Unaudited)
                                      Three Months Ended
                                          December 31,
                                     ----------------------
                                      1995           1994
                                      ----           ----
Net Sales                            100.00%        100.00%
Cost of Sales                         79.03          77.74
                                     ------         ------
Gross Profit                          20.97          22.26

Selling, General &
Administrative Expenses               19.88          13.89
                                     ------         ------
Operating Income                       1.09           8.37
Other Expenses                        (3.56)         (3.29)
                                     ------         -------
Income Before Income Taxes            (2.47)          5.08
Provision for Income Taxes            ( .83)          1.73
                                     ------         -------

Net Income                            (1.64)%         3.35%
                                     ======         ======




        The following table presents the net sales of the Company by major product line for the periods indicated (in thousands)

                                       (Unaudited)
                                For the Three Months Ended
                                       December 31,
                                 1995               1994
                           -----------------  -----------------
                            amount      %      amount      %
                           -----------------  -----------------
Dump Truck Bodies          $ 3,011    18.37   $ 3,694    17.93
Containers                   2,697    16.45     5,501    26.70
Compactors and Unitized
 Compaction Systems          3,631    22.15     1,880     9.12
Garbage and Recycling
 Truck Bodies                4,481    27.33     4,888    23.72
Transfer Trailers            1,446     8.82     3,009    14.61
Replacement Parts              729     4.45       818     3.92
Other Product  Sales           399     2.43       812     4.00
                           ----------------   ----------------

Total Net Sale             $16,394   100.00   $20,602   100.00
                           ================   ================


                                    9 of 11

                            McCLAIN INDUSTRIES, INC.

                     DISCUSSION OF RESULTS OF OPERATIONS

         Net sales decreased 20.42% to $16.4 million for the quarter ended December 31, 1995 (Quarter 1995) from $20.6 million for the quarter ended December 31, 1994 (Quarter 1994). The decline in sales is attributable to intense competition by solid waste manufactures and a temporary decline in purchases of equipment by the Solid Waste Industry. A decline in trailer sales of $ 1.6 million and a decline in intermodal containers sales of $3.0 million were the primary consequences of these factors. Management has been restructuring the sales force adding additional sales people and introducing new products to increase sales and expects to see positive results of these actions in the latter part of the second quarter of Fiscal 1996. Cost of sales as a percentage of net sales was 79.03% for the Quarter 1995 compared to 77.74% for the Quarter 1994 and was primarily due to lower revenues and increased costs incurred for raw materials, which were not fully recoverable due to intense pricing competition within the Solid Waste Industry. Selling, General and administrative expenses as a percentage of net sales increased to 19.88% for the Quarter 1995, primarily due to the lower sales volume. Interest expense increased to 4.05% of net sales for the Quarter 1995 compared to 2.02% of net sales for the Quarter 1994, primarily due to increased borrowings and a lower sales volume. A net loss of $267,029 was incurred for Quarter 1995 compared to net income of $691,893 for the Quarter 1994 primarily due to lower sales.





                      DISCUSSION OF FINANCIAL CONDITION


         The Company had working capital of approximately $35.6 million at December 31, 1995 compared to $33.9 million at September 30, 1995. The ratio of current assets to current liabilities was 3.87 to 1 at December 31, 1995 compared to 3.37 to 1 at September 30, 1995. The Company's cash and cash equivalents totaled $1.1 million at December 31, 1995. Cash flows utilized by operations was $2.2 million for the quarter ended December 31, 1995, primarily as a result of increased purchases of inventory and a reduction of accounts payable. During this period investing activities utilized $396,964 primarily as a result of machinery and equipment purchases. The expenditures for inventory and payable reductions were financed by increased borrowings.





                                    10 of 11

                                   SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.





                                      McCLAIN INDUSTRIES, INC.



Date:    FEBRUARY 13, 1996          By:   /s/ Edward J. Zabinski
      ------------------------           ------------------------
                                    Edward J. Zabinski, Treasurer



Date:    FEBRUARY 13, 1996           By:  /s/ Kenneth D. McClain
      -------------------------          --------------------------
                                     Kenneth D. McClain, President




                                    11 of 11

                                EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------

  27                          Financial Data Schedule