Form 10-Q
period 1996-03-31
MCCLAIN INDUSTRIES INC
filed 1996-05-15
CIK 63686

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                     The Securities Exchange Act of 1934




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996
[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to
                                      ----------    ------------------------



                         Commission File No. 0-7770

                          McCLAIN INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


Michigan                                                           38-1867649
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
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1996.

Common Stock, No Par Value                                       4,710,081
- --------------------------                                    ----------------
Class                                                         Number of Shares









                                    1 of 11

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          McCLAIN INDUSTRIES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                         MARCH 31,          SEPTEMBER 30,
                                           1996                 1995
                                        (unaudited)               *
                                        -----------         -------------
CURRENT ASSETS
- --------------
Cash and Cash Equivalents               $   357,278          $ 1,173,370
Accounts Receivable (Net)                17,524,011           15,590,278
Inventories                              31,494,061           31,229,399
Prepaid Expenses                            396,299              176,075
                                        -----------          -----------

   Total Current Assets                  49,771,649           48,169,122
                                        -----------          -----------

Property and Equipment                   33,736,998           33,078,135
   Accumulated Depreciation             (13,002,138)         (11,894,922)
                                        -----------          -----------

Net Property and Equipment               20,734,860           21,183,213
                                        -----------          -----------

Other Assets                              7,254,897            4,546,862
                                        -----------          -----------


Total Assets                            $77,761,406          $73,899,197
                                        ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
- -------------------

Current Portion of Long-Term Debt       $ 1,905,213          $ 2,179,449
Accounts Payable                          7,679,689            9,190,309
Accrued Liabilities                       2,603,984            2,331,809
Federal Income Tax                          582,179              598,999
                                        -----------          -----------

Total Current Liabilities                12,771,065           14,300,566
                                        -----------          -----------

Deferred Income Taxes                     1,440,000            1,440,000
                                        -----------          -----------

Long Term Debt - Less
   Current Portion                       33,899,755           31,170,287
                                        -----------          -----------

Other Liabilities
   and Contingencies                      6,210,162            4,147,070
                                        -----------          -----------

Stockholders' Equity                     23,440,424           22,841,274
                                        -----------          -----------

Total Liabilities and
   Stockholders' equity                 $77,761,406          $73,899,197
                                        ===========          ===========




See notes to consolidated financial statements.


* Derived from audited financial statements.

                                    2 of 11

                            McCLAIN INDUSTRIES, INC.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                   Unaudited


                            Three Months Ended           Six Months Ended
                                 March 31,                    March 31,
                           1996           1995          1996           1995
                        -------------------------    -------------------------
[S]                     [C]           [C]            [C]           [C]
Net Sales               $20,686,753   $21,382,043    $37,081,435   $41,984,074
Cost of Sales            15,697,652    16,542,603     28,654,718    32,557,845
                        -----------   -----------    -----------   -----------

Gross Profit              4,989,101     4,839,440      8,426,717     9,426,229

Selling, General
and Administrative
Expenses                  3,l55,373     3,033,963      6,413,948     5,894,793
                        -----------   -----------    -----------   -----------

Operating Income          1,833,728     1,805,477      2,012,769     3,531,436
                        -----------   -----------    -----------   -----------

Other Income (Expense)

  Interest Expense         (892,700)     (494,616)    (1,556,550)     (911,521)
  Interest Income           181,585         9,818        363,385        65,743
  Other Expense            (306,096)     (159,515)      (407,116)     (476,601)
                        -----------   -----------    -----------   -----------

                         (1,017,211)     (644,313)    (1,600,281)   (1,322,379)
                        -----------   -----------    -----------   -----------

 Income before
   Income taxes             816,517     l,161,164        412,488     2,209,057
 Provision for
   Income taxes             277,000       395,000        140,000       751,000
                        -----------   -----------    -----------   -----------

 Net Income             $   539,517       766,164    $   272,488   $ 1,458,057
                        ===========   ===========    ===========   ===========

 Net Income per
 Common and Common
 Equivalent Shares      $       .11   $       .17    $      .06    $       .32
                        ===========   ===========    ===========   ===========
 Weighted Average
 Number of Common and
 Common Equivalent
 Shares
 Outstanding              4,744,018     4,619.193      4,744,018     4,619,193
                        ===========   ===========    ===========   ===========






 See notes to consolidated financial statements




                                      3 of 11

                          McCLAIN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  UNAUDITED


                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                       ---------------------
                                                         1 9 9 6   1 9 9 5
                                                       ---------   ---------
Net income                                            $  272,488    1,458,057
                                                      ----------   ----------
Adjustments to reconcile net income to net
  cash (used) by operating activities:
  Depreciation and amortization                        1,245,844      876,369
  Deferred Income Taxes                                     -      (    2,084)
  Common stock issued in lieu of cash                      5,292         -
  Changes in operating assets which provided
   (used) cash:
    Current assets excluding
     cash & cash equivalents                          (2,418,619)  (9,376,050)
    Other assets                                      (2,708,035)  (   52,963)
    Accounts payable                                  (1,510,620)     630,236
    Accrued liabilities                                  272,175      284,080
    Federal income tax                                (   16,820)   1,018,331
    Other liabilities                                  2,063,092      169,637
                                                      ----------   ----------

    TOTAL ADJUSTMENTS                                 (3,067,691)  (6,452,444)
                                                      ----------   ----------

  NET CASH (USED) BY OPERATING ACTIVITIES             (2,795,203)  (4,994,387)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (  734,853)  (1,333,433)
                                                      ----------   ----------

   NET CASH USED BY INVESTING ACTIVITIES              (  734,853)  (1,333,433)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal additions (repayments) of long term debt   2,455,232    6,285,347
  Sale (repurchase) of common stock                      258,732        5,244
                                                      ----------   ----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES            2,713,964    6,290,591
                                                      ----------   ----------

NET  (DECREASE) IN CASH AND CASH EQUIVALENTS          (  816,092)  (   37,229)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,173,370    1,697,713
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $  357,278   $1,660,484
                                                      ==========   ==========




                                    4 of 11

                          McCLAIN INDUSTRIES, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED MARCH 31, 1996

1.  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ending March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2.  Inventories

     Inventories at March 31, 1996 and September 30, 1995 are summarized as follows:



                             (Unaudited)
                             March 31,1996       September 30,1995
Material and Supplies          $18,489,757          $17,400,070
Work in Process                  4,700,786            6,255,749
Finished Goods                   8,303,518            7,573,580
                               -----------          -----------
                               $31,494,061          $31,229,399
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





                                    5 of 11

                          McCLAIN INDUSTRIES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       SIX MONTHS ENDED MARCH 31, 1996


4. Depreciation

     For the six months ended March 31, 1996 and 1995, depreciation charges were $1,183,206 and $835,929,respectively.


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










                                    6 of 11

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31, 1996


5. Contingencies - (continued)

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

     Selected financial data for the Company for the periods indicated:

                                (unaudited)                (unaudited)
                           Three Months ended            Six Months ended
                               March 31,                    March 31,
                           1996          1995           1996          1995
                           ----          ----           ----          ----
Net Sales              $20,686,753   $21,382,043    $37,081,435   $41,984,074

Net Income             $   539,517   $   766,164    $   272,488   $ 1,458,057

Net Earnings Per
Common and Common
Equivalent Share       $       .11   $       .17    $       .06   $       .32





                                               (unaudited)
                                                    As of            As of
                                                March  31,       September 30,
                                                   1996              1995
                                                   ----              ----
Working Capital                                 $37,000,584      $33,868,556

Total Assets                                     77,761,406       73,899,197

Long-Term Debt                                   33,899,755       31,170,287

Stockholders' Investment                         23,440,424       22,841,274

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                                4,744,018        4,657,476

Current Ratio                                        3.89:1           3.37:1

Long-Term Debt to Stockholders'Equity                1.45:1           1.36:1




                                    8 of 11

                            McCLAIN INDUSTRIES, INC.

     The following table presents, as a percentage of net sales certain selected financial data for the Company for the periods indicated:

                                          (Unaudited)        (Unaudited)
                                      Three Months Ended   Six Months Ended
                                          March 31,            March 31,
                                      1996      1995        1996      1995
                                     --------------------------------------
Sales                                 100.00%   100.00%    100.00%   100.00%
Cost of Sales                          75.88     77.37      77.28     77.55
                                      ------     -----      ------  -------
Gross Profit                           24.12     22.63      22.72     22.45

Selling, General &
Admin. Expense                         15.25     14.19      17.29     14.04
                                      ------     -----      ------  -------
Operating Income                        8.87      8.44       5.43      8.41
Other Expenses                         (4.92)    (3.01)     (4.32)    (3.15)
                                      ------     -----      ------   ------
Income Before Income Tax                3.95      5.43       1.11      5.26
Provision for Income Taxes              1.34      1.85        .38      1.79
                                      ------     -----     ------    ------

Net Income                              2.61%     3.58%      .73%      3.47%
                                      ======     =====        ===    ======


     The following table presents the net sales of the Company by major product line for the periods indicated (in thousands)


                                                  (Unaudited)
                                           For the Three Months Ended
                                                   March  31,
                                     --------------------------------------
                                            1996                1995
                                     -----------------    -----------------
                                       amount      %        amount      %
                                     -----------------    -----------------
Dump Truck Bodies                    $ 5,301     25.62    $ 5,252     24.56
Containers                             4,199     20.30      4,696     21.96
Compactors and Unitized
 Compaction Systems                    1,750      8.46      2,412     11.28
Balers                                   849      4.10         -         -
Garbage and Recycling
 Truck Bodies                          5,567     26.91      6,544     30.60
Transfer Trailers                      1,143      5.53        975      4.56
Replacement Parts                        640      3.10        494      2.32
Other Product   Sales                  1,237      5.98      1,009      4.72
                                     -------    ------    -------    ------

Total Net Sales                      $20,686    100.00%   $21,382    100.00%
                                     =======    ======    =======    ======





                                                  (Unaudited)
                                          For the  Six Months Ended
                                                   March  31,
                                     --------------------------------------
                                          1996                  1995
                                     -----------------    -----------------
                                      amount       %        amount      %
                                     -----------------    -----------------
Dump Truck Bodies                    $ 8,312     22.42    $ 8,946     21.31
Containers                             6,896     18.60     10,198     24.29
Compactors and Unitized
 Compaction Systems                    4,536     12.23      4,292     10.22
Balers                                 1,694      4.57          -         -
Garbage and Recycling
 Truck Bodies                         10,048     27.10     11,431     27.23
Transfer Trailers                      2,589      6.98      3,984      9.49
Replacement Parts                      1,369      3.69      1,312      3.12
Other Product Sales                    1,637      4.41      1,821      4.34
                                     -------    ------    -------    ------

Total Net Sales                      $37,081    100.00%   $41,984    100.00%
                                     =======    ======    =======    ======

                                    9 of 11

                          McCLAIN INDUSTRIES, INC.


                     DISCUSSION OF RESULTS OF OPERATIONS



     Net sales for the quarter ended March 31, 1996 (Quarter 1996) decreased 3.36% to $20.7 million from $21.4 million for the quarter ended March 31, 1995 (Quarter 1995). The decline in sales is attributable primarily to intense competition among manufacturers within the Solid Waste Equipment Industry. The restructuring of the sales department that the Company began in the first quarter of fiscal 1996 is continuing as planned. Management believes this effort began to show positive results late in the Quarter 1996 and expects the positive results realized by this restructuring to continue into the foreseeable future. Cost of sales as a percentage of net sales decreased to 75.88% for the Quarter 1996 from 77.37% for the Quarter 1995 due primarily to lower raw material costs. Selling, General and Administrative expenses increased to 15.25% of net sales for the Quarter 1996 from 14.19% for the Quarter 1995 primarily due to the lower sales volume.

     Net sales for the six months ended March 31, 1996 decreased 13.22% to $37.01 million from $42.0 million for the six months ended March 31, 1995. Cost of sales for the six months ended March 31, 1996 decreased to 77.28% from 77.55% for the six months ended March 31, 1995. Selling, General and Administrative expenses increased to 17.29% of net sales for the six months ended March 31, 1996 from 14.04% for the six months ended March 31, 1995 due primarily to the lower sales volume, particularly in the first quarter of fiscal 1996.


                      DISCUSSION OF FINANCIAL CONDITION


     The Company had working capital of approximately $37.0 million at March 31, 1996 compared to $33.9 million at September 30, 1995. The ratio of current assets to current liabilities was 3.89 to 1 at March 31, 1996 compared to 3.37 to 1 at September 30, 1995. Cash flows utilized by operations were $2.8 million for the six months ended March 31, 1996 primarily due to increased activity by the Company's leasing subsidiary and a reduction in accounts payable. During this period the Company utilized $734,853 for the acquisition of machinery and equipment. The increase in leasing activity, accounts payable reduction and machinery and equipment acquisitions were financed primarily by increased borrowings.






                                    10 of 11

                                 SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.









                                      McCLAIN INDUSTRIES, INC.



Date:       MAY 9, 1996             By:   /s/ Carl Jaworski
     -----------------------           ----------------------------
                                          Carl Jaworski, Treasurer




Date:        MAY 9, 1996            By:   /s/ Kenneth D. McClain
     -----------------------           ----------------------------
                                     Kenneth D. McClain, President






















                                    11 of 11

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
