Form 10-Q
period 1996-06-30
MCCLAIN INDUSTRIES INC
filed 1996-08-14
CIK 63686

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996
[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to
                                     ------------  --------------



                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


       Michigan                                           38-1867649
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 9, 1996.

Common Stock, No Par Value                                    4,698,042
         Class                                             Number of Shares










                                    1 of 11

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MCCLAIN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                        JUNE 30,           SEPTEMBER 30,
                                         1996                  1995
                                      (unaudited)                *
                                      ----------           -------------

                                     ASSETS
CURRENT ASSETS

Cash and cash equivalents           $   2,042,283        $   1,173,370
Accounts receivable (net)              18,427,386           14,284,478
Inventories                            29,070,137           31,229,399
Net investments in sales type
     leases, current portion            2,027,623            1,305,800

Prepaid expenses                          334,358              176,075
                                    -------------        -------------
     Total Current Assets              51,901,787           48,169,122
                                    -------------        -------------

Plant and equipment                    34,265,208           33,078,135
     Accumulated depreciation         (13,637,084)         (11,894,922)
                                    -------------        -------------

Net Plant and Equipment                20,628,124           21,183,213
                                    -------------        -------------
Net investments in sales type
     leases, net of current portion     3,501,756            2,255,164

Other assets                            2,045,987            2,291,698
                                    -------------        -------------


Total other assets                      5,547,743            4,546,862
                                    -------------        -------------

Total Assets                        $  78,077,654        $  73,899,197
                                    =============        =============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES

Current portion of long-term debt   $   1,905,213        $   2,179,449
Accounts payable                       10,618,493            9,190,309
Accrued liabilities                     2,204,752            2,331,809
Federal income tax                      1,032,414              598,999
                                    -------------        -------------

Total Current Liabilities              15,760,872           14,300,566
                                    -------------        -------------

Long Term Debt - less
     current portion                   30,903,733           31,170,287
                                    -------------        -------------

Other liabilities                       6,151,171            5,580,070
                                    -------------        -------------

Stockholders' investment               25,261,878           22,841,274
                                    -------------        -------------

Total Liabilities and
     Stockholders' Investment       $  78,077,654        $  73,899,197
                                    =============        =============


See notes to condensed consolidated financial statements.

*Derived from audited financial statements.

                                    2 of 11

                           MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED





                         Three Months Ended           Nine Months Ended
                              June 30,                     June 30,
                         1996          1995          1996           1995
                         ------------------          -------------------

Net Sales            $24,924,635   $21,171,595    $62,006,070   $63,155,669
Cost of Sales         18,414,853    15,631,620     47,069,571    48,189,465
                     -----------   -----------    -----------   -----------
Gross Profit           6,509,782     5,539,975     14,936,499    14,966,204

Selling, General
and Administrative
Expenses               3,069,875     3,267,021      9,483,823     9,161,814
                     -----------   -----------     ----------   -----------
Operating Profit       3,439,907     2,272,954      5,452,676     5,804,390
                     -----------   -----------     ----------   -----------

Other Income (Expense)


 Interest expense       (753,650)     (631,578)    (2,310,200)   (1,543,099)
 Interest income         196,096        29,879        559,481        95,622
 Other expense          ( 33,278)     (152,275)    (  440,394)     (658,755)
                     -----------   -----------     ----------   -----------

Net Other Expense       (590,832)     (783,853)    (2,191,113)   (2,106,232)
                     -----------   -----------     ----------   -----------

Income before
 Income taxes          2,849,075     1,489,101      3,261,563     3,698,158
 Income taxes            969,000       505,910      1,109,000     1,256,910
                     -----------   -----------     ----------   -----------

Net Income           $ 1,880,075   $   983,191    $ 2,152,563   $ 2,441,248
                     ===========   ===========    ===========   ===========

Net Income Per Common
 Equivalent Shares   $       .40   $       .21    $       .46   $       .53
                     ===========   ===========    ===========   ===========

Weighted Average Number
 of Common and Common
 Equivalent  Shares
 Outstanding           4,698,042     4,625,284      4,698,042     4,625,284
                     ===========   ===========    ===========   ===========





See notes to condensed consolidated financial statements.







                                    3 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                        NINE MONTHS ENDED
                                                             JUNE 30,
                                                       -------------------
                                                       1 9 9 6     1 9 9 5
                                                       -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $2,152,563  $2,441,248
                                                     ----------  ----------
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
     Depreciation and amortization                    1,885,700   1,444,378
     Deferred income taxes                                    0   (   2,084)
     Common stock issued in lieu of cash                  4,246       7,517
     Changes in operating assets and liabilities
       which provided (used) cash:
       Current assets excluding
        cash & cash equivalents                      (2,863,752)(16,387,620)
       Other assets                                  (1,000,881)   (655,624)
       Accounts payable                               1,428,184   2,558,811
       Accrued liabilities                             (127,057)    246,692
       Federal income tax                               433,415   1,527,650
       Other liabilities                                564,101     102,174
                                                     ----------  ----------

       TOTAL ADJUSTMENTS                                323,956 (11,158,106)
                                                     ----------  ----------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES 2,476,519 ( 8,716,858)
                                                     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                (1,236,035)( 2,587,717)
                                                     ----------  ----------

   NET CASH USED BY INVESTING ACTIVITIES             (1,236,035)( 2,587,717)
                                                     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions (reductions) to long term debt             (540,790) 10,163,239
  Sale (repurchase) of common stock                     169,219       6,500
                                                     ----------  ----------

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    ( 371,571) 10,169,739
                                                     ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    868,913  (1,134,836)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,173,370   1,660,486
                                                     ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 2,042,283  $  525,650
                                                    ===========  ==========



                                    4 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1996

1.  Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2.  Inventories

     Inventories at June 30, 1996 and September 30, 1995 are summarized as follows:



                                (Unaudited)
                               June 30, 1996      September 30,1995
                               -------------      -----------------
Material and Supplies          $15,988,575          $17,400,070
Work in Process                  5,814,027            6,255,749
Finished Goods                   7,267,535            7,573,580
                               -----------          -----------
                               $29,070,137          $31,229,399
                               ===========          ===========

3.  Earnings per Common Share and Common Equivalent Share

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










                                    5 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        NINE MONTHS ENDED JUNE 30, 1996


4. Depreciation

     For the nine months ended June 30, 1996 and 1995, depreciation charges were $1,791,124 and $1,383,718. respectively.


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

                        NINE MONTHS ENDED JUNE 30, 1996


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

     Selected financial data for the Company for the periods indicated:


                             (unaudited)              (unaudited)
                         Three Months ended        Nine Months ended
                             June 30,                  June 30,
                         1996        1995          1996         1995
                         ----        ----          ----         ----

Net Sales          $24,924,634   $21,171,595    $62,006,070   $63,155,669

Net Income         $ 1,880,075   $   983,191    $ 1,109,000   $ 2,441,248

Net Earnings Per
Common and Common
Equivalent Share   $       .40    $      .21    $       .46   $       .53


                                 (unaudited)
                                    As of                  As of
                                  June  30,             September 30,
                                    1996                    1995
                                 -----------            -------------

Working Capital                  $36,140,915            $33,868,556

Total Assets                      78,077,654             73,899,197

Long-Term Debt                    30,903,733             31,170,287

Stockholders' Investment          25,261,878             22,841,274

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                 4,698,042              4,657,476

Current Ratio                         3.29:1                 3.37:1

Long-Term Debt to Stockholders'Equity 1.22:1                 1.36:1




                                    8 of 11

                            MCCLAIN INDUSTRIES, INC.

                      DISCUSSION OF RESULTS OF OPERATIONS


     The following table presents, as a percentage of net sales certain selected financial data for the Company for the periods indicated:


                                 (Unaudited)              (Unaudited)
                              Three Months Ended       Nine Months Ended
                                   June 30,                June 30,
                                1996     1995           1996      1995
                       ----------------------------------------------------
Sales                          100.00% 100.00%         100.00   100.00%
Cost of Sales                   73.88   73.83           75.91    76.30
                               ------  ------          ------   ------
Gross Profit                    26.12   26.17           24.09    23.70

Selling, General &
Admin. Expense                  12.32   15.43           15.30    14.51
                               ------  ------          ------   ------
Operating Income                13.80   10.74            8.79     9.19
Other Expenses                  (2.37)  (3.70)          (3.53)   (3.33)
                               ------  ------          ------   ------
Income Before Income Taxes      11.43    7.04            5.26     5.86
Provision for Income Taxes       3.89    2.39            1.79     1.91
                               ------  ------          ------   ------

Net Income                       7.54%   4.65%           3.47%    3.87%
                               ======  ======          ======    =====


                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS




     Net sales for the quarter ended June 30, 1996 (Quarter 1996) increased 17.73% to $24.9 million from $21.2 million for the quarter ended June 30, 1995 (Quarter 1995). Management believes the increase in sales is primarily attributable to the restructuring of the sales department begun in the first quarter of fiscal 1996. Cost of sales as a percentage of net sales increased to 73.88% for the Quarter 1996 from 73.83% for the Quarter 1995 due primarily to higher raw material costs. Selling, General and Administrative expenses decreased to 12.32% of net sales for the Quarter 1996 from 15.43% for the Quarter 1995 primarily due to the higher sales volume.

     Net sales for the nine months ended June 30, 1996 decreased 1.85% to $62.0 million from $63.0 million for the nine months ended June 30, 1995. Cost of sales for the nine months ended June 30, 1996 decreased to 75.91% from
76.3 % for the nine months ended June 30, 1995. Selling, General and Administrative expenses increased to 15.30% of net sales for the nine months ended June 30, 1996 from 14.5% for the nine months ended June 30, 1995 due primarily to the lower sales volume, particularly in the first quarter of fiscal 1996.







                                    9 of 11

                            MCCLAIN INDUSTRIES, INC.


                DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION



     The Company had working capital of approximately $36.1 million at June 30, 1996 compared to $33.9 million at September 30, 1995. The ratio of current assets to current liabilities was 3.29 to 1 at June 30, 1996 compared to 3.37 to 1 at September 30, 1995. Cash flows provided by operations were $2.5 million for the nine months ended June 30, 1996 primarily due to the reduction in inventory levels. During this period the Company utilized $1.2 million for the acquisition of machinery and equipment. The increase in leasing activity and machinery and equipment acquisitions were financed primarily by borrowings.


























                                    10 of 11

                                  SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.









                                      McCLAIN INDUSTRIES, INC.



Date:    AUGUST 9,  1996            By: /s/ Carl Jaworski
                                       -------------------------------
                                       Carl Jaworski, Treasurer



Date:    AUGUST 9,  1996            By: /s/ Kenneth D. McClain
                                       -------------------------------
                                       Kenneth D. McClain, President





                                    11 of 11

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION
- -----------                     -----------

    27                          Financial Data Schedule