Form 10-K
period 1996-09-30
MCCLAIN INDUSTRIES INC
filed 1996-12-27
CIK 63686

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                 TO
                                      ---------------    ---------------


                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


                STATE OF MICHIGAN                     38-1867649
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

                                     [ X ]

     As of December 5, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $9,564,350 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

     As of December 5, 1996, there were 4,693,916 shares of the Registrant's common stock issued and outstanding.

                                                     Exhibit Index is on Page 53
                                                             Page 1 of 208 Pages

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

BACKGROUND

     McClain-Michigan was incorporated in 1968 and became a publicly-traded company in 1973. It currently has: (i) seven wholly-owned operating subsidiaries: McClain of Alabama, Inc. ("McClain-Alabama"); McClain of Georgia, Inc. ("McClain-Georgia"); McClain of Ohio, Inc. ("McClain-Ohio"); McClain of Oklahoma, Inc. ("Oklahoma"); McClain EPCO, Inc. ("EPCO"); Shelby Steel Processing Co. ("Shelby Steel"); and McClain Tube Company (d/b/a Quality Tubing) ("Tube"); (ii) one wholly-owned lease financing subsidiary: McClain Group Leasing, Inc. ("Leasing"); (iii) one wholly-owned holding company subsidiary: Galion Holding Company ("Galion Holding"); and (iv) an international sales corporation, McClain International FSC, Inc. ("FSC"). Galion Holding is the sole shareholder of two additional operating subsidiaries, McClain E-Z Pack, Inc. ("E-Z Pack") and Galion Dump Bodies, Inc. ("Galion Dump Bodies"). McClain-Michigan, E-Z Pack and Galion Dump Bodies collectively own all of the issued and outstanding stock of McClain Group Sales, Inc. ("Sales"), which is the exclusive sales representative of McClain-Michigan, McClain-Alabama, McClain-Georgia, McClain-Ohio, McClain-Oklahoma, E-Z Pack and Galion Dump Bodies. Sales owns all of the issued and outstanding stock of McClain Group Sales of Florida, Inc., a distributor of the Company's products in Florida. All of these companies are Michigan corporations, except for McClain-Georgia, which is a Georgia corporation, EPCO, which is a New York corporation, and FSC, which is a Virgin Islands corporation.

     McClain-Alabama was formed during the past year to acquire, on August 29, 1996, the Demopolis, Alabama roll off container manufacturing facility and related equipment of Waste Management of Alabama, Inc. See Note 2 of the Notes to Consolidated Financial Statements.

     McClain-Michigan, McClain-Alabama, McClain-Georgia, McClain-Ohio, McClain-Oklahoma and EPCO are sometimes collectively referred to as "McClain"; Galion Holding, E-Z Pack and Galion Dump Bodies are sometimes collectively referred to as "Galion"; and, unless the context otherwise requires, all references to the Company mean McClain-Michigan and all of the entities owned or controlled by McClain-Michigan.

     The Company's executive offices are located at 6200 Elmridge Road, Sterling Heights, Michigan 48310 and its telephone number is (810) 264-3611.


PRODUCTS

     The Company manufactures and markets dump truck bodies and four solid waste handling equipment product lines: (1) containers; (2) compactors and baling equipment; (3) garbage and recycling truck bodies; and (4) transfer trailers. Sales of dump truck bodies accounted for approximately 23%, and sales of solid waste handling equipment accounted for approximately 75%, of the Company's consolidated net sales for the fiscal year ended September 30, 1996.

Dump Truck Bodies and Hoists

     Galion Dump Bodies manufactures steel dump truck bodies varying in capacity from two to twenty-five cubic yards at its Winesburg, Ohio facility. McClain-Georgia and McClain-Oklahoma, under license from Galion Dump Bodies, also manufacture dump truck bodies at their Macon, Georgia and Oklahoma City, Oklahoma facilities, respectively. Dump truck bodies are assemblies which are attached to a truck's frame or chassis, to allow the truck to carry and dump solid materials such as dirt, gravel or waste materials. Hoists are the hydraulic lift mechanisms used to tilt the dump body. Trucks with a dump body and hoist are commonly seen in use as "dump trucks". The products manufactured by Galion Dump Bodies are sold under the registered trademark "Galion". The trademark registration, if not renewed, will expire in the year 2001.

Containers

     Detachable Roll-Off Containers and Roll-Off Hoists. McClain-Michigan, McClain-Alabama, McClain-Georgia, McClain-Ohio and McClain-Oklahoma manufacture several types of detachable roll-off containers and roll-off hoists at the Company's facilities in Sterling Heights, Michigan, Macon, Georgia, Demopolis, Alabama, Oklahoma City, Oklahoma, and Galion, Ohio. Detachable roll-off containers vary in capacity from ten to forty-five cubic yards and are transported with their contents to recycling centers, incinerators or landfill sites. Roll-off hoists consist of frames mounted on truck chassis which are hydraulically operated to load, transport and dump roll-off containers. Roll-off hoists are advertised and sold under the trade name "MAGNA-HOIST."

     Intermodal, Water-Tight and Sludge Containers. The Company manufactures various types of intermodal, water-tight and sludge containers at the Company's facilities in Sterling Heights, Michigan, Macon, Georgia, Demopolis, Alabama, Oklahoma City, Oklahoma, and Galion, Ohio. Intermodal containers vary in capacity from nineteen cubic yards to thirty-five cubic yards and are designed for highway, railroad and marine movement of waste products. Water-tight containers vary in capacity from ten to forty cubic yards and are designed for highway movement of wet waste. Sludge containers vary in capacity from ten to thirty-five cubic yards and are designed for highway movement of slurry type waste products.

Compactors and Baling Equipment

     The Company manufactures compactors at its Sterling Heights, Michigan facility. Compactors consist of a compaction unit and separate power source. Compaction units force deposited refuse through an opening at one end of the unit into a roll-off body coupled to the compaction unit. When the roll-off body is filled, the compactor is detached and the roll-off body is removed for dumping. The Company also manufactures unitized compaction systems consisting of a compactor and roll-off container manufactured as a single unit.
Compactors are sold under the trade name "MAGNUM" and unitized compactor systems are sold under the trade name "OCTAMAG". EPCO manufactures at its Buffalo, New York facility 24 models of balers which compact plastic and paper products, primarily cardboard. Balers are either vertical downstroke or closed door horizontal balers.

Garbage and Recycling Truck Bodies

     E-Z Pack manufactures at its Galion, Ohio facility traditional garbage truck bodies comprised of front, rear and side loading truck bodies and a recycling truck body used in solid waste handling and disposal. The front loading truck bodies vary in capacity from thirty-two cubic yards to forty-three cubic yards, the rear loading truck bodies vary in capacity from eighteen cubic yards to thirty-one cubic yards, and the side loading truck bodies vary in capacity from twenty-nine cubic yards to thirty-nine cubic yards. The recycling truck bodies vary in capacity from thirty cubic yards to forty cubic yards. The products manufactured by E-Z Pack are sold under the registered trademark "E-Z Pack". Within this line, E-Z Pack sells its rear loading truck bodies under the trademarks "Goliath", "Goliath II", and "Apollo", and its front loading truck bodies under the trademark "Hercules". The side loading truck bodies and the recycling truck bodies are principally identified by the E-Z Pack name only. These trademarks will expire in the year 2001, unless renewed. The Company has several patents covering its recycling truck.

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

CUSTOMERS AND DISTRIBUTION

     For the fiscal year ended September 30, 1996, the Company's consolidated net sales were divided approximately 47% to distributors, 48% to solid waste handling companies, 3% to end users and 2% to governmental agencies.

     The Company traditionally has not depended on product sales to any one customer and no single customer accounted for more than 10% of the Company's net sales for the fiscal years ended September 30, 1996, 1995 or 1994. The Company has no contracts with any of its customers and, accordingly, sells its products pursuant to purchase orders placed from time to time in the ordinary course of business. The Company delivers its products to its customers through the use of its own trucks or common carriers.

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

SALES AND MARKETING

     Historically, the Company's products have been marketed by the Company's executive officers and sales personnel who have worked closely with customers to solicit orders and to render technical assistance and advice. The Company's executive officers will continue to devote a significant amount of time to developing and maintaining continuing relations with the Company's customers. The Company operates Sales, a separate wholly-owned corporation, to act as the Company's exclusive sales representative for its solid waste handling equipment product lines.

     The Company also engages independent distributors and dealers in various regions throughout the United States and certain foreign countries, for marketing its products to customers. The Company's dealers are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. As of December 1, 1996, there were approximately 285 authorized Company dealers located in numerous states and 15 authorized Company dealers, licensees and commissioned district managers in 9 foreign countries, each of which is independently owned. The Company is dependent on such dealers for a significant portion of its revenues. These dealers typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets. The Company believes that its dealers have enhanced and will continue to enhance the scope of the Company's marketing and sales efforts and have, to a certain extent, also enabled the Company to avoid certain significant costs associated with creating a more extensive direct sales network.

     The Company advertises its products under trade names and under its name in trade journals and brochures. Other marketing efforts include articles in trade publications, attendance at trade shows and presentations by the Company's personnel at industry trade conferences.

     The Company, through Leasing, also provides both sales-type financing and operating leases. At September 30, 1996, Leasing held net lease receivables of approximately $5.6 million.

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

     The Company uses a forecasting and purchasing system to monitor the quantity and cost of necessary raw materials. Such cost controls allow the Company to minimize its operating costs by purchasing from the lowest priced suppliers the appropriate amount of raw materials in light of the Company's needs. The Company often orders raw materials in amounts in excess of its anticipated short-term needs in order to take advantage of price discounts available on large volume purchases of raw materials.

     To reduce its cost of raw materials, the Company has been processing coiled steel and manufacturing some of its own tubing, rather than purchasing tubing and processed sheet steel from third parties. The Company believes that it is the only manufacturer of dump truck bodies and solid waste handling equipment to process coiled steel and to operate a steel tube mill.

Steel Processing

     Shelby Steel, a wholly-owned subsidiary of the Company, receives coiled steel and either warehouses or cuts and processes the steel at its River Rouge, Michigan facility to prescribed specifications. In addition to processing coiled steel for use by the Company, Shelby Steel also offers steel processing and warehousing services to third parties. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel. Its steel processing and warehousing sales are generally limited to customers in the Detroit metropolitan area. Sales to third parties represented 89%, 78.6%, and 86.7% of Shelby Steel's business and 1.9%, 1.2%, and 2.0% of the Company's consolidated net sales for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

Tube Manufacturing

     Tube, a wholly-owned subsidiary of the Company, began operating its tube manufacturing line in the Company's Kalamazoo facility in mid-1994. The facility receives coiled steel, slits the coil to proper width and forms it into square and rectangular tubing. The tubing produced by this facility provides the Company with approximately 90% of its steel tubing requirements.

COMPETITION

     The Company faces intense competition in the solid waste handling equipment and dump truck bodies industries. Certain of the Company's competitors offer as wide a range of products, have greater market share and financial, marketing, manufacturing and other resources than the Company. At present, the Company's order backlogs are approximately two to four weeks. In addition, the Company believes that several of its competitors have added or are in the process of adding additional manufacturing capacity, which could reduce order backlogs and price levels, and consequently adversely affect the Company. Moreover, the absence of highly sophisticated technology results in a number of small regional companies entering the container product business periodically and competing with the Company.

     Shortly after the Company acquired the E-Z Pack business in July of 1992, management began a project to redesign and restructure the E-Z Pack product line in order to make it competitive in the garbage truck body market. Since that date the Company has expended on this project approximately $2.5 million. This program is now essentially complete and management believes the E-Z Pack line is firmly positioned in the market.

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

BACKLOG AND INVENTORY

     The Company generally produces solid waste handling equipment and dump truck bodies pursuant to customer purchase orders. The Company includes in its backlog only firm product orders, which are subject to termination at will and rescheduling, without penalty. The Company's backlog was approximately $11.5 million and $8.6 million at September 30, 1996 and 1995, respectively. Substantially all of the Company's backlog is delivered within four weeks of the Company's receipt of purchase orders. Due to numerous factors, including termination of orders, rescheduling, possible change orders and delays, which affect production and delivery of the Company's products, there can be no assurance as to if or when cash receipts will be recognized from the Company's backlog. In addition, year to year comparisons of backlog are not necessarily indicative of future operating results. Although most of the Company's sales are based on orders for goods to be manufactured, the Company nevertheless carries certain amounts of finished goods inventory in order to meet customer delivery dates. In addition, from time to time, the Company manufactures units in excess of ordered units to "round out" production runs or to maintain base stock levels. At September 30, 1996, 1995 and 1994, the Company had inventory of $25.6 million, $31.2 million, and $23.3 million, respectively.

EMPLOYEES

     The Company had approximately 700 employees as of December 1, 1996. Sixty of the Company's hourly employees are represented by the McClain Hourly Employees' Union pursuant to a collective bargaining agreement which expires September 16, 1999. The 130 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires June 12, 1997. The 46 hourly employees of McClain-Ohio are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires November 1, 1999. On February 23, 1995 the National Labor Relations Board (the "NLRB") conducted an election in response to a petition filed by the Shopmen's Local

Union No. 616 of the International Association of Bridge, Structural and Ornamental Iron Workers (AFL-CIO) (the "Union") to represent the hourly employees at the McClain-Georgia facility in Macon, Georgia. The ballots of 11 employees were challenged as ineligible. The Union filed charges against the Company asserting that it committed various unfair labor practices which affected the election results and that the challenged ballots should be counted. On October 17, 1996, the NLRB issued a Decision, Order and Direction upholding the unfair labor practice charges, and on November 5, 1996, the NLRB determined that the results of the election were in favor of the Union. The Company continues to vigorously defend against the unfair labor practice allegations. The Company does not believe a final decision upholding the Union certification or the unfair labor practice charges would have a material adverse affect on the Company. The Company believes that relations with the hourly employees at McClain of Georgia are generally satisfactory. There have been no work stoppages due to labor difficulties.

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

ITEM 2.  PROPERTIES

     In the aggregate, the Company owns or leases approximately 968,500 square feet of real property located in Michigan, Ohio, Georgia, Oklahoma, Alabama and New York. The Company owns three facilities in Michigan, three facilities in Ohio, one facility in Georgia, one facility in Oklahoma and one facility in Alabama. The properties that the Company owns or leases consist of the following:

                                OWNED        SQUARE
     LOCATION                  OR LEASED    FOOTAGE
     ------------------------  ---------    -------
     Sterling Heights, Michigan  Owned       37,000
     Sterling Heights, Michigan  Leased      18,000
     Kalamazoo, Michigan         Owned       55,000
     River Rouge, Michigan       Owned       50,000
     Galion, Ohio                Owned      365,000
     Winesburg, Ohio             Owned       67,500
     Winesburg, Ohio             Owned       16,000
     Winesburg, Ohio             Owned       15,200
     Macon, Georgia              Owned      114,500
     Oklahoma City, Oklahoma     Owned      100,000
     Demopolis, Alabama          Owned      102,000
     Buffalo, New York           Leased      28,300


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

     The Company's Georgia facility is an approximately 114,500 square foot manufacturing facility on 13.2 acres in Macon, Georgia. McClain-Georgia manufactures roll-off containers and fabricates and processes steel for its own use in the manufacturing process at this facility. This facility is being reorganized to manufacture dump bodies, rear loaders and roll-off hoists to sell principally in the Southeast.

     The Company's Oklahoma facility consists of three buildings in Oklahoma City, aggregating 100,000 square feet. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers.

     McClain-Alabama owns an approximately 102,000 square foot manufacturing facility in Demopolis, Alabama on approximately 84 acres of land. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers.

     EPCO leases an approximately 28,300 square foot facility outside Buffalo, New York, where it manufacturers balers.

     McClain-Michigan's Sterling Heights, Michigan facility and McClain-Ohio's Ohio facility are currently operating at approximately 80% of capacity. The Oklahoma facility is currently operating at 65% of capacity. The Georgia facility is currently operating at 60% of capacity. The Alabama facility is currently operating at 80% capacity. The E-Z Pack portion of the Galion, Ohio facility is currently operating at 75% of capacity. The Winesburg, Ohio facility is currently operating at 90% of capacity. The Kalamazoo, Michigan facility is currently operating at 60% of capacity. The EPCO facility is currently operating at 80% capacity. The determination of the productive capacity on each facility actually used by the Company is a function of the mix of products being produced at such facility and the pricing of such products. The production capacity figures set forth in this paragraph reflect the mix of products presently produced by each facility and the present pricing of such products. The Company enjoys expandable capacity at most of these facilities depending on double-shifting and other performance enhancing activities.

     The facilities owned and leased by the Company are well maintained and in good operating condition. Its plants and equipment are subject to various liens and encumbrances which collateralize certain obligations. See Notes 7 and 8 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time subject to various claims from existing or former employees alleging gender, age or racial discrimination and anti-union activity, none of which are expected to have a material adverse affect on the Company. See ITEM 1. BUSINESS. Employees. In addition, as a manufacturer of industrial products, the Company is, from time to time, subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. While such claims have not been material to the Company in any year and the Company believes that it maintains adequate product liability insurance, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the Company. The Company is currently defending a few legal proceedings involving product liability claims relating to McClain, Galion Dump Bodies and E-Z Pack brand products. Galion Holding purchased the business now conducted by Galion Dump Bodies and E-Z Pack from the Peabody Galion Division of Peabody International Corporation ("Peabody"). Pursuant to an indemnification Galion Holding provided Peabody in connection with the acquisition, it is currently defending a number of legal proceedings involving product liability claims arising out of products manufactured by Peabody prior to the date of the acquisition. These claims are also covered by insurance. Although the Company has already settled many of these cases and the Company believes that it can continue to successfully resolve these product liability claims, there can be no assurance that the Company can continue to do so. The Company is not presently a party to any material legal proceedings except as described above.

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




                                             SALES PRICE
                                                OF
                                            COMMON STOCK
                                           --------------
                                            HIGH    LOW
                                           ------  ------
FISCAL YEAR ENDED SEPTEMBER 30, 1995
       First Quarter(1)................     9.1825   6.750
       Second Quarter(1)...............      8.625   4.969
       Third Quarter...................       8.75   7.125
       Fourth Quarter..................       7.88    6.38
FISCAL YEAR ENDED SEPTEMBER 30, 1996
       First Quarter...................       7.00   3.375
       Second Quarter..................       5.00    3.50
       Third Quarter...................      6.125   3.875
       Fourth Quarter..................       6.50   4.875

            (1) Adjusted to reflect a 4-for-3 stock split effective February 28, 1995

     On December 5, 1996, the last reported sales price for the Common Stock as reported by Nasdaq/NMS was $5.25. As of such date there were approximately 247 holders of record of the Common Stock. The Company believes there are a substantial number of beneficial owners of the Company's Common Stock whose shares are held in street name. The Company has never paid any cash dividends. The payment of dividends by the Company is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's operations.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for each of the Company's last five fiscal years ended September 30 are as follows:


=========================================================================================================
                               1996           1995           1994           1993           1992
                           -------------  -------------  -------------  -------------  -------------
Net Sales                  $84,680,797    $82,263,202    $79,166,990    $61,794,822    $31,895,313

Net Income                 $ 2,384,957    $ 2,462,755    $ 3,250,996    $ 2,110,838    $ 1,190,385

Net Earnings Per
Common and Common
Equivalent Share (1)(2)    $       .50    $       .53    $       .71    $       .51    $       .30

                                                 AS OF SEPTEMBER 30,
                      -------------------------------------------------------------------------
Working Capital       $32,371,639    $33,868,556    $21,997,601    $10,664,115    $12,577,620

Total Assets          $79,425,255    $73,899,197    $58,189,747    $49,562,268    $36,014,382

Long-Term Debt        $34,217,149    $31,170,287    $18,039,869    $ 7,022,215    $ 4,814,324
Stockholders'
Investment            $25,457,255    $22,841,274    $19,359,709    $15,794,210    $11,707,722

Weighted Average
Number of Common
Equivalent Shares
Outstanding (1)(2)      4,752,050      4,657,476      4,608,137      4,104,076      3,921,769

Current Ratio              3.18:1         3.37:1         2.49:1         1.55:1         2.20:1
Long Term Debt to
Equity                     1.34:1         1.36:1         0.93:1         0.44:1         0.41:1
=========================================================================================================

 (1) Average number of shares outstanding includes, as appropriate, adjustments for the effect of common stock equivalents.

 (2)   Adjusted to reflect a 4-for-3 stock split effective February 28, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion should be read in conjunction with the consolidated financial statements, including the notes to them, appearing elsewhere in this report.

     The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:


                                                     YEAR ENDED
                                                    SEPTEMBER 30,
                               -------------------------------------------------
                                      1996     1995     1994     1993     1992
                                     -------  -------  -------  -------  -------
Net Sales                            100.00%  100.00%  100.00%  100.00%  100.00%
Cost of Sales                         79.07    77.68    78.12    78.13    75.23
                                   --------  -------  -------  -------  -------
Gross Profit                          20.93    22.32    21.88    21.87    24.77
Selling, General & Administrative
Expenses                              13.31    14.19    13.48    15.00    15.74
                                   --------  -------  -------  -------  -------
Operating Profit                       7.62     8.13     8.40     6.87     9.03
Other Expense                          3.35     3.59     2.19     2.18     3.01
                                   --------  -------  -------  -------  -------
Income Before Income Taxes             4.27     4.54     6.21     4.69     6.02
Income Taxes                           1.45     1.55     2.09     1.27     2.29
                                   --------  -------  -------  -------  -------
Net Income                             2.82%    2.99%    4.12%    3.42%    3.73%
                                   ========  =======  =======  =======  =======

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

RESULTS OF OPERATIONS

Comparison of year ended September 30, 1996 to year ended September 30, 1995

     Net sales for the fiscal year ended September 30, 1996 amounted to $84.7 million compared to sales of $82.3 million for the fiscal year ended September 30, 1995, an increase of 2.93%. This increase in Fiscal 1996 sales was due primarily to an increase of $4.0 million in baler sales resulting from the EPCO acquisition in late Fiscal

1995. Sales of the Company's other products remained essentially stable during Fiscal 1996.

     Gross profit as a percentage of sales declined to 20.93% for Fiscal 1996 from 22.32% for Fiscal 1995. This decline was due largely to the Company's inventory reduction program, increased price competition in the solid waste industry, and certain manufacturing inefficiencies at the Georgia and the McClain-Ohio facilities. The union organizing efforts in the Georgia facility (see ITEM 3. LEGAL PROCEEDINGS) caused significant manufacturing inefficiencies during the past year at that plant, while the manufacturing inefficiencies at the McClain-Ohio facility resulted from a failure to rapidly adjust its work force during the first half of the year to compensate for the oversupply of trailers which began during Fiscal 1995. Management expects that the reorganization of the Georgia plant will result in an acceptable efficiency level. The inventory reduction program, begun during March 1996, resulted in a $5.65 million reduction in inventory levels at September 30, 1996. Management believes that this program will have a positive effect on both interest expense and the normal carrying costs associated with inventory during Fiscal 1997.

     Selling, general and administrative expenses declined to 13.31% as a percentage of net sales during Fiscal 1996 compared to 14.19% for Fiscal 1995. Interest expense increased to 3.59% of net sales during Fiscal 1996 compared to 3.01% during Fiscal 1995. The increase in interest expense resulted from greater borrowing to fund the Company's increased leasing activities and the cost of carrying the inventory built up during Fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's required level of working capital during Fiscal 1996 was consistent with that of Fiscal 1995, while long-term debt continued to increase due primarily to the Company's increased leasing activity and its on-going commitment to increased production efficiency by properly maintaining and upgrading its production facilities and machinery and equipment.

     The Company had working capital of approximately $32.4 million at September 30, 1996, compared to $33.9 million at September 30, 1995. The ratio of the Company's current assets to its current liabilities was 3.18:1 at September 30, 1996 compared to 3.37:1 at September 30, 1995. The Company's cash and short term investments totaled $1.1 million at September 30, 1996. Cash flows provided by operating activities were $6.0 million during Fiscal 1996 due primarily to the success of the Company's inventory reduction program. The Company also invested approximately $2.0 million in new machinery and equipment during Fiscal 1996. The Company's leasing subsidiary financed approximately $3 million of new leases in Fiscal 1996.

     The Company has several Revolving Credit Facilities with Standard Federal Bank, a federal savings bank ("Standard"), which provide maximum availability of $21 million for working capital needs and $1.5 million to fund demonstration equipment. At September 30, 1996, the Company had borrowed approximately $15.9 million under the working capital line and $1.1 million under the demonstrator line. Borrowings under the working capital line are limited to 80% of eligible accounts receivable and 50% of qualified inventory while the demonstrator line is limited to 85% of related equipment.

     The Company also has a Revolving Credit Facility with Standard used to finance certain of its lease receivables. The agreement calls for a maximum availability of $7.5 million with borrowings limited to 80% of eligible lease receivables. At September 30, 1996 approximately $5.1 million had been drawn on this facility.

     All borrowings with Standard are secured by substantially all of the assets of the Company. In addition, the loans contain various covenants including those requiring the Company to maintain certain current ratios, levels of tangible net worth and debt ratios, and restricting the amount of capital expenditures the Company may make each year. The revolving credit agreements bear interest at prime and expire in March 1998, at which time the Company expects to obtain renewals on the same or similar terms.

     The Company has agreements with two financial institutions to provide financing for its TRAC (Terminal Rental Adjustment Clause) Leasing Agreements. The agreements call for maximum availability of $8 million in lease commitments. Under these facilities, the Company may finance 100% of eligible lease receivables over the term of the related lease at a fixed interest rate determined at the time of the lease closing. The notes are secured by the related lease receivable. At September 30, 1996, approximately $2.5 million had been drawn on this facility.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:



                                                              APPROXIMATE
                                                                     DATE
                                                                  SERVICE
             NAME            AGE          OFFICE                    BEGAN
             ----            ---          ------              -----------
      Kenneth D. McClain(1)  55   Chairman of the Board, Chief
                                  Executive Officer and President    3/68

      Robert W. McClain(1)   60   Senior Vice President, Assistant
                                  Secretary and Director             3/68

      Raymond Elliott        62   Director                           8/90


      Walter J. Kirchberger  61          Director                   11/95

      Carl Jaworski          53          Secretary and Treasurer    10/72



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

     CARL JAWORSKI is Secretary and Treasurer of the Company. He has served as Secretary since October 1972. He was elected Treasurer of the Company effective March 31, 1996, the date on which the Company's previous treasurer resigned. Mr. Jaworski was also a director and the Treasurer of the Company from October 1972 until April 1992. Mr. Jaworski also serves as Treasurer, Secretary and a director of Shelby Steel and Treasurer and Secretary of McClain-Georgia. Mr. Jaworski is the Secretary of E-Z Pack, the Treasurer of Galion Dump Bodies and a Vice President and Secretary of Sales.

     The Company is required to identify each person who was an officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended September 30, 1996, the Company believes that all officers, directors and beneficial owners of more than 10% of the Company's registered equity securities timely filed all required reports.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following tables set forth all cash compensation paid to the Chief Executive Officer of the Company and the only other executive officer whose total annual salary and bonus from the Company exceeded $100,000 during the fiscal year ended September 30, 1996.

                           SUMMARY COMPENSATION TABLE


------------------------------------------------------------------------------------
                  Annual Compensation                                 Long Term
                                                                    Compensation
------------------------------------------------------------------------------------
              Name and                Fiscal    Salary                 Options/
         Principal Position            Year    Amount($)               SARs(#)
------------------------------------  -------  ---------              ----------
Kenneth D. McClain, President/ CEO     1996     $275,000                 ---
                                       1995      219,675                13,333
                                       1994      194,250                26,666
Robert W. McClain, Senior Vice
President                              1996     $246,832                 ---
                                       1995      216,582                 6,666
                                       1994      191,250                22,666
                                      =====     ========              ========

                      AGGREGATED OPTION/SAR EXERCISES AND
                    FISCAL YEAR-END OPTION/SAR VALUES TABLE


-------------------------------------------------------------------------------------------------------
                      Shares
                     Acquired              No. of Unexercised                Value of Unexercised
                    on Exercise   Value    Options/SARs at               In-The-Money Options/SARs at
                      in 1996    Realized        Fiscal Year-End              Fiscal Year-End(2)
                                           ------------------------------------------------------------
                                                             Not                             Not
                                           Exercisable  Exercisable(1)   Exercisable     Exercisable
-------------------------------------------------------------------------------------------------------
Kenneth D. McClain     4,135       -0-       18,086         17,778         $    -0-        $    -0-

Robert W. McClain      2,064       -0-       15,268         12,000         $    -0-        $    -0-

   (1) Stock options granted April 18, 1994 pursuant to the Company's 1989 Incentive Stock Plan (the "Incentive Plan"). Options must be exercised by April 17, 1999. Exercise price is $6.56 per share.

   (2) Value based on the average of the September 30, 1996 closing bid high and low price which was $5.75 per share.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company do not receive compensation for serving on the Board or on the Board's committees. Directors who are not employees of the Company are entitled to a quarterly retainer fee of $3,250, a $1,000 fee for each regular or special meeting of the Board and a $1,000 fee for each committee meeting attended on a day other than a regular or special Board meeting date (collectively, the "Fees"). A Director may elect to receive payment of the Fees in shares of Common Stock pursuant to the Company's 1989 Retainer Stock Plan for Non-Employee Directors (the "Retainer Plan"). To participate in the Retainer Plan, an eligible director must elect prior to December 31 of each year the percentage, if any, of Fees he desires to receive in the form of shares of Common Stock. The Common Stock is issued quarterly during the following calendar year. The number of shares of Common Stock to be issued to an eligible director is determined by dividing the dollar amount of the percentage of fees such director elects to receive in Common Stock by the "fair market value" of Common Stock on the day prior to the date of issuance of the Common Stock to such director. The term "fair market value" means the average of the highest and lowest selling price for the Common Stock as quoted on Nasdaq/NMS for the day prior to the date of issuance or for the first date prior to the date of issuance for which shares of Common Stock are quoted, if not quoted on the day prior to the date of issuance. Any fractional share of Common Stock derived from such calculation is paid in cash.

     The aggregate fair market value of the shares of Common Stock issued to any eligible director in a given year cannot exceed 100% of such eligible director's fees. Fees may not be increased more often than annually.

     For the fiscal year ended September 30, 1996, 3,303 shares of Common Stock were issued under the Retainer Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 5,1996, certain information regarding the beneficial ownership of Common Stock, of: (i) each person known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock; (ii) each director of the Company; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group, based upon information available to the Company.

                                      AMOUNT AND
                                      NATURE OF    PERCENT OF
NAME AND ADDRESS                      BENEFICIAL   OUTSTANDING
OF BENEFICIAL OWNER                  OWNERSHIP(1)   SHARES(2)
-------------------                  ------------  -----------

Kenneth D. McClain
6200 Elmridge Road
Sterling Heights, MI  48310          1,511,481(3)       32.20%



                                      AMOUNT AND
                                      NATURE OF    PERCENT OF
NAME AND ADDRESS                      BENEFICIAL   OUTSTANDING
OF BENEFICIAL OWNER                  OWNERSHIP(1)   SHARES(2)
-------------------                  ------------  -----------
Robert W. McClain
6200 Elmridge Road
Sterling Heights, MI  48310          1,126,788(4)       24.00%

June McClain
68333 DeQuindre
Oakland, MI 48368                      337,178           7.18%

Lisa McClain Pfeil(5)
67667 Sisson
Romeo, MI 48065                        310,474           6.61%

Raymond Elliott
290 Town Center
P.O. Box 890
Troy, Michigan  48084                    9,879           0.21%

Walter Kirchberger
2301 West Big Beaver Rd., Suite 800
Troy, Michigan 48084                     1,407           0.03%

All current executive officers and
directors as a group (5 persons)     2,764,048(6)       58.89%

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has a right to acquire within 60 days.

(2) Based on 4,693,916 shares of Common Stock issued and outstanding as of December 5, 1996. In addition, for purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security that such person or persons has or have the right to acquire within 60 days is also deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Includes 60,686 shares which executive officers and directors have the right to acquire pursuant to stock options exercisable within 60 days.

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

     The Company leases one of its facilities from the mother of Messrs. Kenneth and Robert McClain. See "Properties." The Company believes that the terms and conditions of this lease are comparable to those available from an unrelated party with respect to similar facilities. See also Note 13 of Notes to Consolidated Financial Statements.

     The Company had sales of approximately $660,000 in Fiscal 1996 to McClain Leasing Corporation, an entity controlled by certain officers and directors of the Company.

     Elliott & Sons Insurance Agency, Inc. and Michigan Benefit Plans, Inc., entities controlled by Raymond Elliott, a director of the Company, provided insurance to the Company during Fiscal 1996. Sales from these entities to the Company aggregated approximately $1.2 million during Fiscal 1996, for which these entities received fees and commissions in the approximate amount of $120,000.


                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)   Reports on Form 8-K

      The Company filed a report on Form 8-K during September 1996 regarding its acquisition of the Demopolis, Alabama facility.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 13, 1996         McCLAIN INDUSTRIES, INC.

                                   By:/s/ Kenneth D. McClain
                                   -------------------------------------
                                          Kenneth D. McClain , President
                                          (Principal Executive Officer)


                                   And By:/s/ Carl Jaworski
                                   -------------------------------------
                                         Carl Jaworski, Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  December 13, 1996            /s/ Kenneth D. McClain
                                     -------------------------------
                                     Kenneth D. McClain, Director


Dated:  December 13, 1996            /s/ Robert W. McClain
                                     -------------------------------
                                     Robert W. McClain, Director

Dated:  December 13, 1996            /s/ Raymond Elliott
                                     --------------------------------
                                     Raymond Elliott, Director

Dated:  December 13, 1996            /s/ Walter J. Kirchberger
                                     --------------------------------
                                     Walter J. Kirchberger, Director

                       SECURITIES AND EXCHANGE COMMISSION
-----------------------------------------------------------------------------

                               Washington, D. C.



                                   Form 10-K
                                        ----
                                For Corporations



                                 ANNUAL REPORT
                                 -------------


             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 and 1994
             -----------------------------------------------------




                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                   -----------------------------------------
                              (NAME OF REGISTRANT)





                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                                      AND
                                      ---
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

          INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                       CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets - September 30, 1996 and September 30, 1995

Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Investment for the years ended September 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994

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

The following schedules are omitted as not required or not applicable:

                 I, III, IV and V.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
McClain Industries, Inc. and Subsidiaries
Sterling Heights, Michigan



We have audited the accompanying consolidated balance sheets of McClain Industries, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1996.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McClain Industries, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



                                                      REHMANN ROBSON



Farmington Hills, Michigan
December 20, 1996

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1996 AND 1995

                               ASSETS                                           1 9 9 6              1 9 9 5
                                                                              -----------         -----------
CURRENT ASSETS
  Cash and cash equivalents                                                   $ 1,065,039         $ 1,173,370
  Accounts receivable, net of allowance for doubtful accounts
    of $600,000 in 1996 and 1995 (Notes 4, 7 and 8)                            18,502,950          14,284,478
  Inventory (Notes 5, 7 and 8)                                                 25,577,000          31,229,399
  Net investment in sales-type leases, current portion                          1,910,000           1,305,800
  Prepaid expenses                                                                191,645             176,075
                                                                              -----------         -----------
TOTAL CURRENT ASSETS                                                           47,246,634          48,169,122
                                                                              -----------         -----------
PLANT AND EQUIPMENT (NOTES 7 AND 8)
  Land                                                                          2,233,906           1,895,367
  Buildings                                                                    11,271,975           9,701,280
  Storage areas                                                                 1,601,190           1,518,928
  Machinery and equipment                                                      18,835,127          16,448,110
  Furniture and fixtures                                                        2,254,177           1,644,569
  Transportation equipment                                                      1,376,963           1,407,063
  Leasehold improvements                                                          574,184             462,818
                                                                              -----------         -----------
  Total                                                                        38,147,522          33,078,135
  Less accumulated depreciation and amortization                               13,899,589          11,894,922
                                                                              -----------         -----------
NET PLANT AND EQUIPMENT                                                        24,247,933          21,183,213
                                                                              -----------         -----------
OTHER ASSETS
  Net investment in sales-type leases, net of
    current portion (Notes 6 and 7)                                             3,706,350           2,255,164
  Goodwill, net of amortization (Note 1)                                        3,453,772           1,737,921
  Other                                                                           390,141             553,777
  Equipment under construction (Note 15)                                          380,425                   -
                                                                              -----------         -----------
TOTAL OTHER ASSETS                                                              7,930,688           4,546,862
                                                                              -----------         -----------
TOTAL ASSETS                                                                  $79,425,255         $73,899,197
                                                                              ===========         ===========
              LIABILITIES AND STOCKHOLDERS' INVESTMENT                          1 9 9 6              1 9 9 5
                                                                              -----------         -----------
CURRENT LIABILITIES
  Accounts payable                                                            $10,547,642         $ 9,190,309
  Current portion of long-term debt                                             2,132,201           2,179,449
  Accrued expenses (Note 9)                                                     2,165,869           2,331,809
  Federal and state income taxes                                                   29,283             598,999
                                                                              -----------         -----------
TOTAL CURRENT LIABILITIES                                                      14,874,995          14,300,566

Long-term debt, net of current portion (Note 8)                                34,217,149          31,170,287

Product liability (Note 15)                                                     2,775,856           4,147,070

Deferred income taxes (Note 10)                                                 2,100,000           1,440,000
                                                                              -----------         -----------
TOTAL LIABILITIES                                                              53,968,000          51,057,923
                                                                              -----------         -----------
COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' INVESTMENT
  Common stock, no par value, authorized 10,000,000 shares;
    issued and outstanding, 4,693,916 shares
    (4,587,744 shares in 1995)                                                  5,803,870           5,572,846
  Retained earnings                                                            20,157,385          17,772,428
  Less amount due from officers (Note 13)                                        (504,000)           (504,000)
                                                                              -----------         -----------
TOTAL STOCKHOLDERS' INVESTMENT                                                 25,457,255          22,841,274
                                                                              -----------         -----------


TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                $79,425,255         $73,899,197
                                                                              ===========         ===========

See notes to consolidated financial statements.

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                           1 9 9 6              1 9 9 5             1 9 9 4
                                                         -----------         ------------         -----------
Net sales                                                $84,680,797          $82,263,202         $79,166,990

Cost of sales                                             66,959,726           63,901,196          61,843,845
                                                         -----------         ------------        ------------

GROSS PROFIT                                              17,721,071           18,362,006          17,323,145

Selling, general and administrative expenses              11,273,491           11,673,686          10,674,043
                                                         -----------         ------------        ------------

OPERATING PROFIT                                           6,447,580            6,688,320           6,649,102
                                                         -----------         ------------        ------------

OTHER INCOME (EXPENSE)
  Interest                                                (3,044,398)          (2,478,350)         (1,321,533)
  Other, net (Note 12)                                       211,775             (473,215)           (412,873)
                                                         -----------         ------------        ------------

OTHER EXPENSE, NET                                        (2,832,623)          (2,951,565)         (1,734,406)
                                                         -----------         ------------        ------------

INCOME BEFORE INCOME TAXES                                 3,614,957            3,736,755           4,914,696

Income taxes (Note 10)                                     1,230,000            1,274,000           1,663,700
                                                         -----------         ------------        ------------

NET INCOME                                               $ 2,384,957          $ 2,462,755         $ 3,250,996
                                                         ===========          ===========         ===========
Net income per common and
 common equivalent shares                                  $0.50               $0.53               $0.71
                                                           =====               =====               =====

Weighted average number of common
 and common equivalent shares outstanding
  (Note 1)                                               4,752,050           4,657,476           4,608,137
                                                         =========           =========           =========


See notes to consolidated financial statements.

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                      COMMON STOCK                                 AMOUNT
                                ------------------------       RETAINED           DUE FROM
                                 SHARES         AMOUNT         EARNINGS           OFFICERS          TOTALS
                                ---------     ----------      -----------        -----------      -----------
Balance at October 1, 1993      4,320,967     $4,239,533      $12,058,677         $(504,000)      $15,794,210
Proceeds from common
  stock issued (Note 14)          124,000        296,450                 -                -           296,450
Common stock issued in
  lieu of cash (Note 14)            2,193         18,053                 -                -            18,053
Net income                              -              -        3,250,996                 -         3,250,996
                                ---------     ----------      -----------        ----------       -----------

Balance at September 30,
  1994                          4,447,160      4,554,036       15,309,673          (504,000)       19,359,709
Proceeds from common
  stock issued (Note 14)            3,416          8,389                 -                -             8,389
Common stock issued in
  lieu of cash (Note 14)            1,565         11,510                 -                -            11,510
Redemption of fractional
  shares                              (98)        (1,089)                -                -            (1,089)

Common stock issued in
  connection with EPCO
  acquisition (Notes 2 and 3)     135,701      1,000,000                 -                -         1,000,000

Net income                              -              -        2,462,755                 -         2,462,755
                                ---------     ----------      -----------        ----------       -----------
Balance at September 30,
  1995                          4,587,744      5,572,846       17,772,428          (504,000)       22,841,274

Proceeds from common
  stock issued (Note 14)          134,244        359,411                 -                -           359,411
Common stock issued in
  lieu of cash (Note 14)            3,555         18,613                 -                -            18,613
Redemptions of common
  stock (Note 15)                 (31,627)      (147,000)                -                -          (147,000)


Net income                              -              -        2,384,957                 -         2,384,957
                                ---------     ----------      -----------        ----------       -----------
Balance at September 30,
  1996                          4,693,916     $5,803,870      $20,157,385         $(504,000)      $25,457,255
                                =========     ==========      ===========         =========       ===========



See notes to consolidated financial statements.

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                              1 9 9 6            1 9 9 5            1 9 9 4
                                                            ----------          ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $2,384,957          $2,462,755         $3,250,996
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    Depreciation and amortization                            2,550,935           2,179,992          1,936,191
    Deferred income taxes                                      660,000             375,000            709,700
    Provision for doubtful accounts                             49,400             205,000            276,610
    Loss on sale of plant and equipment                          3,981              22,067             24,672
    Common stock issued for services                            18,613              11,510             18,053
    Net changes in operating assets and liabilities
      which provided (used) cash, net of effects in
      1996 and 1995 of business acquisitions:
      Accounts receivable                                   (3,987,569)         (3,067,591)        (1,217,437)
      Inventories                                            6,072,095          (7,721,234)        (4,895,119)
      Net investment in sales-type leases                   (2,055,386)         (1,684,275)          (345,126)
      Prepaid expenses and other assets                       (300,974)           (195,718)          (234,104)
      Accounts payable                                       1,357,333          (1,909,327)         2,202,094
      Accrued expenses                                        (735,656)            277,852           (784,335)
                                                            ----------          ----------         ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                       6,017,729          (9,043,969)           942,195
                                                            ----------          ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of plant and equipment                          (1,991,316)         (3,995,109)        (3,079,553)
  Payments on liabilities assumed upon the
    Galion acquisition                                      (1,371,214)           (809,902)        (1,092,532)
  Proceeds from sale of plant and equipment                     22,331              30,112             33,869
                                                            ----------          ----------         ----------
NET CASH USED IN INVESTING ACTIVITIES                       (3,340,199)         (4,774,899)        (4,138,216)
                                                            ----------          ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                         2,139,126          22,927,180          6,354,350
  Repayments of long-term borrowings                        (5,137,398)         (9,639,955)        (2,223,270)
  Sale of common stock under stock option plan                 359,411               8,389            296,450
  Redemption of common stock                                  (147,000)             (1,089)                 -
                                                            ----------          ----------         ----------
Net cash (used in) provided by financing activities         (2,785,861)         13,294,525          4,427,530
                                                            ----------          ----------         ----------
Net (decrease) increase in cash and
  cash equivalents                                            (108,331)           (524,343)         1,231,509
Cash and cash equivalents, beginning of year                 1,173,370           1,697,713            466,204
                                                            ----------          ----------         ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $1,065,039          $1,173,370         $1,697,713
                                                            ==========          ==========         ==========


See notes to consolidated financial statements.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         McClain Industries, Inc. and its wholly-owned subsidiaries (the "Company") manufacture and sell a diversified line of dump truck bodies (assemblies attached to truck frames which are used to carry and dump solid materials such as dirt, gravel or waste materials) and solid waste handling equipment (including containers, compactors and baling equipment, garbage and recycling truck bodies, and transfer trailers) used for the temporary storage, transportation and compaction of residential, commercial and industrial waste and recycling materials. The Company sells its dump truck bodies primarily to truck equipment dealers and its solid waste handling equipment primarily to distributors, solid waste handling companies, government agencies, shopping centers and other large retail outlets principally within the United States. In addition, the Company provides coiled steel cutting and warehousing services for its own manufacturing operations in order to reduce its processed steel expense (one of its major cost components) and, on a limited basis, for sale to third-party customers.

         Concentration Risks

         The Company grants trade credit to its customers in the normal course of business. No collateral is required. Concentrations of credit risk with respect to trade receivables are limited due to the relatively large number of customers comprising the Company's customer base and its geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been insignificant and generally within management's expectations.

         The Company currently procures all of its extruded aluminum, which is used in the manufacture of transfer trailers, from one source. The Company is unaware of other potential providers of extruded aluminum which meet the Company's production requirements. The loss of this supplier could adversely affect the Company's short-term operating results.

         Principles of Consolidation

         The consolidated financial statements include the accounts of McClain Industries, Inc., and its wholly-owned subsidiaries (Galion Holding Company, Shelby Steel Processing Co., McClain of Georgia, Inc., McClain of Ohio, Inc., McClain of Oklahoma, Inc., McClain of Alabama, Inc., McClain EPCO, Inc., McClain Group Leasing, Inc., McClain Tube Company, McClain International FSC, Inc., an international sales corporation, and McClain Group Sales, Inc., a corporation owned jointly by McClain Industries, Inc. and the two operating subsidiaries of Galion Holding Company). All significant intercompany accounts and transactions have been eliminated.

         In August 1996, McClain of Alabama, Inc. was formed and acquired a roll-off container manufacturing facility (Note 2).

         In July 1995, the Company acquired and began operating a wholly-owned subsidiary, McClain EPCO, Inc., a business incorporated in the State of New York (Note 2).

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include but are not limited to product liability, goodwill amortization and the allowance for doubtful receivables.

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

         Depreciation and amortization are computed primarily using the straight-line method for financial reporting purposes and accelerated methods for federal income tax purposes.

         The cost of properties retired or otherwise disposed of and the accumulated depreciation and amortization thereon are eliminated from the accounts at the time of retirement, and the resulting gain or loss is taken into income. Maintenance and repairs are charged against income as incurred, and renewals and betterments are capitalized.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Cash and Cash Equivalents

         Cash and cash equivalents consist of demand deposits in banks. The Company maintains certain bank accounts which hold balances in excess of the Federal Deposit Insurance Corporation insured limit of $100,000.

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

         Goodwill

         Goodwill representing the purchase price in excess of the fair values of net assets acquired is amortized by direct charges to its carrying value. The amortization period is estimated based upon management's judgements and generally ranges from 5 to 40 years. Accumulated amortization as of September 30, 1996 and 1995 was $174,053 and $116,155, respectively.

         A significant portion of goodwill attributable to certain business combinations has arisen in recent years. While management believes that these costs will be recovered from the profitable operating of these businesses in the future, a change in the estimates of the applicable recovery periods or the development of unfavorable business conditions pertinent to these operations could adversely affect the Company's operating results.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Common Stock Issued for Services

         Common stock is issued from time to time in lieu of cash for services provided to the Company and is recorded as compensation expense at generally the fair value on the date of issuance.

         Earnings Per Common and Common Equivalent Shares

         Earnings per common and common equivalent shares were calculated using the weighted average number of common shares and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of stock options when the market price of the common stock exceeds the option price granted. This increase in the number of common shares was reduced by the number of common shares that were assumed to have been purchased with the proceeds from the exercise of the stock options; those purchases were assumed to have been made at the average price of the common stock during the year.

         Fair Values of Financial Instruments

         The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturity of these financial instruments. The carrying amounts of long-term debt approximate their fair values because the interest rates are representative of, or change with, market rates.

         New Accounting Pronouncements

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 121, "Accounting for the Impairment of Long-Term Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long- lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt this pronouncement during the quarter beginning October 1, 1996. Such adoption is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages, but does not require, a change in the way compensation cost arising from stock options granted is measured. The Company plans to continue to apply the existing accounting policy contained in Accounting Principles Board Opinion No. 25, which requires no recognition of compensation expense for stock option grants where the exercise price is not less than the market price on the date of grant. The Company intends to adopt the disclosure aspects of SFAS No. 123 during the year ending September 30, 1997, if material.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reclassifications

         Certain amounts reported in 1995 and 1994 have been reclassified to conform to the 1996 presentation.


2.       BUSINESS ACQUISITIONS

         Container Manufacturing Facility

         On August 29, 1996, the Company acquired the Demopolis, Alabama roll-off container manufacturing facility and related equipment and properties operated by Waste Management of Alabama, Inc., in a business combination accounted for as a purchase. The Company paid approximately $5,700,000 in cash at the closing, which was allocated to the assets received as follows:

                   Plant, including land                          $1,615,000
                   Machinery and equipment                         1,911,250
                   Inventories                                       400,000
                   Goodwill                                        1,773,750
                                                                  ----------
                                                                  $5,700,000
                                                                  ==========

         Goodwill resulting from this acquisition is expected to be amortized ratably over the next five years.

         In connection with this transaction, the seller has agreed to use reasonable commercial efforts to purchase annually from the Company, containers and related other manufactured products in an amount that is not less than $25,000,000 in sales per year during the five- year period following the closing. In this event, the Company has agreed to pay to the seller up to $1,200,000 during each year. If the seller purchases less than $25,000,000 annually, the $1,200,000 amount is to be reduced in accordance with the terms of the acquisition agreement. The Company intends to account for such payments, if any, as sales discounts when and as earned by the seller.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



2.       BUSINESS ACQUISITIONS (CONTINUED)

         The accompanying 1996 statement of income includes the results of operations of the roll-off container manufacturing business for the one month period since the date of acquisition by the Company. Unaudited proforma results of operations as if the acquisition had taken place effective October 1, 1994 are summarized as follows:

                                                        (000's omitted)
                                                    Year Ended September 30,
                                                    -------------------------
                                                    1 9 9 6           1 9 9 5
                                                    -------           -------
                   Net sales                        $98,276           $94,839

                   Net income                       $ 2,619           $ 2,555

                   Earnings per share               $  0.55            $ 0.55

         These proforma results are not indicative of either future financial performance or actual results which would have occurred had the acquisition taken place at the beginning of the previous year.

         EPCO

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

         The purchase price of EPCO was $1,000,000 which was paid at closing by the issuance of 135,701 shares of unregistered common stock valued at the market price of approximately $7.37, determined for a period immediately preceding the acquisition date. The purchase price was significantly in excess of the fair values of the net assets acquired and such excess was substantially allocated to goodwill, which is being amortized over fifteen years. Additional consideration not to exceed $500,000 is payable in additional shares of the Company's common stock contingent upon EPCO sales exceeding specified amounts during the three-year period ending on September 30, 1998.

         Results of operations of EPCO have been included in the Company's consolidated financial statements since the date of acquisition. EPCO sales during the year ended September 30, 1996 were approximately $4,729,000.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



3.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Non-cash Investing and Financing Activities

         During the years ended September 30, 1996, 1995 and 1994, common stock valued at $18,613, $11,510 and $18,053, respectively, was issued to non-employee directors in exchange for services rendered.

         During the year ended September 30, 1996, the Company financed $5,700,000 of the Alabama acquisition by taking out a $5,300,000 term loan and borrowing $400,000 pursuant to the revolving credit facilities provided by its principal lender (Note 8).

         Non-cash investing and financing transactions during the year ended September 30, 1995 consisted of the EPCO acquisition and placing into service certain equipment valued at approximately $426,000, which had previously been included in other assets.

         The Company issued common stock valued at $1,000,000 in connection with the EPCO acquisition, which is summarized as follows:

                   Fair value of assets acquired             $   876,000
                   Goodwill assigned                           1,203,000
                   Liabilities assumed                        (1,079,000)
                                                             -----------
                   Total consideration exchanged             $ 1,000,000
                                                             ===========

         Non-cash financing and investing transactions during the year ended September 30, 1994 consisted of placing into service a tube mill valued at $1,735,000, which had previously been included in other assets, and settling $7,623,414 of short-term notes payable for which a like amount of long-term debt was incurred as a result of debt refinancing.

         Other Cash Flows Information

         Cash paid for interest amounted to $3,044,398 for 1996, $2,482,481 for 1995, and $1,321,533 for 1994. Cash paid for federal income taxes amounted to $1,198,137 for 1996, $945,314 for 1995, and $835,000 for
         1994.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



4.       ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The following is a summary of changes in the allowance for doubtful accounts for each of the three years in the period ended September 30, 1996:

                                                     1 9 9 6           1 9 9 5           1 9 9 4
                                                     -------           -------           -------
             Balance, beginning of year              $600,000          $425,800          $194,733

             Add provision charged
               against income                          49,400           205,000           276,610
             Less uncollectible accounts
               written off, net of recoveries         (49,400)          (30,800)          (45,543)
                                                     --------          --------          --------
             Balance, end of year                    $600,000          $600,000          $425,800
                                                     ========          ========          ========


5.       INVENTORIES

         The major components of inventories at September 30, 1996 and 1995 were as follows:

                                                 1 9 9 6              1 9 9 5
                                               -----------          -----------
             Materials and supplies            $11,677,000          $17,400,070
             Work-in-process                     6,776,000            6,255,749
             Finished goods                      7,124,000            7,573,580
                                               -----------          -----------
                                               $25,577,000          $31,229,399
                                               ===========          ===========

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



6.       LEASING OPERATIONS

         Sales-Type Leases

         The Company provides financing contracts for the sales of various manufactured products to certain of its customers. Such financing is principally structured in the form of finance leases, typically for a five-year term, which are accounted for as sales-type leases. The net investment in these sales-type leases is comprised of the following amounts at September 30:

                                                                    1 9 9 6               1 9 9 5
                                                                   ----------           ----------
             Gross minimum lease payments collectible
               in monthly installments                             $7,575,657           $4,727,944
             Less advance lease payments and
               deposits received                                      210,705              178,780
                                                                   ----------           ----------
             Subtotal                                               7,364,952            4,549,164
             Less unearned finance income                           1,748,602              988,200
                                                                   ----------           ----------
             Total net investment in sales-type leases              5,616,350            3,560,964
             Current portion                                        1,910,000            1,305,800
                                                                   ----------           ----------
             Noncurrent portion                                    $3,706,350           $2,255,164
                                                                   ==========           ==========

         Gross minimum lease payments are collectible in the following scheduled annual amounts for the years succeeding September 30, 1996:

               YEAR ENDING
               SEPTEMBER 30                                         AMOUNT
               ------------                                       ----------
                  1997                                            $2,504,084
                  1998                                             2,135,836
                  1999                                             1,399,340
                  2000                                               810,145
                  2001                                               515,547
                                                                  ----------
             GROSS MINIMUM AMOUNT COLLECTIBLE                     $7,364,952
                                                                  ==========

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



6.       LEASING OPERATIONS (CONTINUED)

         Sale-Leaseback Transactions

         The Company, through McClain Group Leasing, Inc., has TRAC (Terminal Rental Adjustment Clause) leasing programs in place with two financial institutions in order to assist customers in obtaining financing for certain products delivered by guaranteeing a portion of the residual values of such products. Distribution of the Company's products in this manner has been accomplished by (i) selling the products to the independent financial institution leasing company, (ii) leasing the products back and providing a specified minimum guaranteed residual value to the leasing company, and (iii) subleasing the product to the user customer.

         The gross profit from the sale of these products is deferred and recognized to income in proportion to the related gross rental charged to expense over the term of the lease arrangement. Rental expense for the leaseback of the products was $316,486 during the year ended September 30, 1996. As of that date, minimum scheduled rental payments under these operating lease arrangements in future years are summarized as follows:

             YEAR ENDING
             SEPTEMBER 30                                          AMOUNT
             ------------                                        ----------
                 1997                                              $555,000
                 1998                                               555,000
                 1999                                               555,000
                 2000                                               555,000
                 2001                                               548,981
                                                                 ----------
            GROSS MINIMUM RENTAL PAYMENTS                        $2,768,981
                                                                 ==========


         Total residual values guaranteed by the Company under these leasing arrangements approximates $380,000 as of September 30, 1996.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



7.       LINES OF CREDIT

         The Company and certain of its subsidiaries are party to the following line of credit agreements with financial institutions as of September 30, 1996 and 1995:

                                                                               1 9 9 6              1 9 9 5
                                                                             -----------          -----------
                   Revolving lines of credit providing for maximum
                   availability of up to $21,000,000.  Borrowings
                   are limited to 80% of the eligible accounts
                   receivable and 50% of qualified inventory and
                   are subject to interest at the bank's prime
                   rate (8.25% at September 30, 1996).                       $15,887,347          $20,093,093

                   Revolving line of credit providing for maximum
                   availability of up to $1,500,000.  Borrowings
                   are limited to 85% of the cost of demonstrator
                   units and are subject to interest at the bank's
                   prime rate.                                                 1,053,000                    -

                   The above agreements are collateralized by substantially all the assets of the Company and contain various covenants requiring the Company to maintain certain financial ratios. The agreements also prohibit the Company from incurring additional indebtedness other than subordinated indebtedness and limit plant and equipment acquisitions to $4.5 million per fiscal year. These agreements expire in March
                   1998, at which time the Company expects to obtain renewals upon the same or similar terms.

                   Line of credit providing for maximum
                   availability of up to $7,500,000.  Borrowings
                   are limited to 80% of eligible lease
                   receivables and are subject to interest at the
                   bank's prime rate.  The agreement is
                   collateralized by certain equipment leases held
                   by the Company's leasing subsidiary.  This
                   agreement expires in March 1998, at which time
                   the Company expects to obtain a renewal upon
                   the same or similar terms.                                  5,149,620            2,908,785
                                                                             -----------          -----------
                   Total lines of credit borrowings                          $22,089,967          $23,001,878
                                                                             ===========          ===========

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994




7.       LINES OF CREDIT (CONTINUED)

         Information as to borrowings and related interest rates pursuant to these credit facilities are summarized as follows during the years ended September 30:

                                                                 1 9 9 6             1 9 9 5            1 9 9 4
                                                               -----------         -----------        -----------
                   Average aggregate borrowings
                   outstanding during the year                 $19,607,621         $15,069,445        $ 9,027,614
                   Maximum amount of borrowings
                   outstanding during the year                 $21,573,937         $20,093,093        $10,058,476
                   Average interest rates on borrowings
                   outstanding at the end of the year             8.25%              9.00%              8.00%
                   Average interest rates on borrowings
                   outstanding during the year, based on
                   monthly averages                               8.36%              8.93%              6.85%


8.       LONG-TERM DEBT

         Long-term debt as of September 30, 1996 and 1995 consisted of the following obligations:

                                                                         1 9 9 6               1 9 9 5
                                                                        -----------          -----------
                   Promissory notes to a bank, collateralized
                   by certain assets as disclosed in Note 7.
                   The notes are payable in monthly
                   installments of $160,000 plus interest at
                   rates ranging from prime to prime plus
                   1/2% as published in the Wall Street
                   Journal (effective rates of 8.25% to 8.75%
                   at September 30, 1996), maturing at
                   various dates through July 2002.                     $11,425,953          $ 6,820,396

                   Promissory notes to banks, collateralized
                   by commercial mortgages on certain real
                   estate, payable in monthly installments of
                   $27,578 plus interest ranging from the
                   bank prime rate to prime plus 1/4%
                   (effective rates of 8.25%  to 8.50% at
                   September 30, 1996), maturing at various
                   dates through January 2000.                            2,833,430            3,527,462
                   Lines of credit borrowings (Note 7)                   22,089,967           23,001,878
                                                                        -----------          -----------
                   Total debt                                            36,349,350           33,349,736
                   Less current portion                                   2,132,201            2,179,449
                                                                        -----------          -----------
                   Long-term portion                                    $34,217,149          $31,170,287
                                                                        ===========          ===========

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



8.       LONG-TERM DEBT (CONTINUED)

         Scheduled aggregate principal maturities of long-term debt for years succeeding September 30, 1996 are presented below:

                 YEAR ENDING
                 SEPTEMBER 30                                           AMOUNT
                 ------------                                         -----------
                     1997                                             $ 2,132,201
                     1998                                              23,811,886
                     1999                                               2,940,233
                     2000                                               2,887,141
                     2001                                               1,464,065
                  Thereafter                                            3,113,824
                                                                      -----------
                     TOTAL                                            $36,349,350
                                                                      ===========

9.       ACCRUED EXPENSES

         Accrued expenses included on the accompanying consolidated balance sheets consist of the following amounts at September 30:

                                                                    1 9 9 6               1 9 9 5
                                                                   ----------           ----------
             Compensation                                          $  374,385           $  442,158
             Vacation and holiday pay                                 495,097              513,988
             Taxes                                                    221,902              374,558
             Insurance                                                307,822              321,713
             Other                                                    766,663              679,392
                                                                   ----------           ----------
             TOTAL                                                 $2,165,869           $2,331,809
                                                                   ==========           ==========

10.      INCOME TAXES

         The provision for income taxes for each of the three years in the period ended September 30, 1996 consists of the following components:

                                                        1 9 9 6            1 9 9 5            1 9 9 4
                                                       ----------         ----------         ----------
             Current federal provision                 $  570,000         $  899,000         $  954,000
             Deferred provision                           660,000            375,000            709,700
                                                       ----------         ----------         ----------
             TOTAL INCOME TAXES                        $1,230,000         $1,274,000         $1,663,700
                                                       ==========         ==========         ==========

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



10.      INCOME TAXES (CONTINUED)

         The effective income tax rate on consolidated pre-tax income differs from the federal statutory rate for the following reasons:

                                                   1 9 9 6                1 9 9 5               1 9 9 4
                                              -----------------     ------------------     -----------------
                                               Amount        %        Amount        %       Amount        %
                                              ----------    ---     ----------     ---     ----------    ---
               Provision computed at
                 statutory rate               $1,229,000     34     $1,270,000      34     $1,671,000     34
               Nondeductible expenses             31,000      1         26,000       1         14,000      -
               Alternative minimum tax
                 credit                                -      -              -       -       (293,000)    (6)
               Other                             (30,000)    (1)       (22,000)     (1)       271,700      6
                                              ----------    ---     ----------     ---     ----------    ---
                                              $1,230,000     34     $1,274,000      34     $1,663,700     34
                                              ==========    ===     ==========     ===     ==========    ===


         The components of the deferred income tax provision are as follows:

                                                           1 9 9 6           1 9 9 5           1 9 9 4
                                                           -------           -------           -------
               Temporary differences resulting
                primarily from differences in
                depreciation, inventory, product
                liability, bad debts and accrued
                liabilities                                $626,000          $403,000          $399,000
               Alternative minimum tax                            -                 -           293,000
               Other, net                                    34,000           (28,000)           17,700
                                                           --------          --------          --------
                                                           $660,000          $375,000          $709,700
                                                           ========          ========          ========

         During the year ended September 30, 1994, the Company utilized its remaining available alternative minimum tax (AMT) credits to reduce its current tax liability (such credits arose because of tax preference items related to the Galion acquisition in 1992).

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



10.      INCOME TAXES (CONTINUED)

         The balance of the net deferred income tax liability as of September 30, 1996 and 1995 consists of temporary basis differences related to the following assets and liabilities:

                                                                      1 9 9 6               1 9 9 5
                                                                     ----------           ----------
               Taxable differences:
                  Property and equipment                             $2,081,000           $2,138,000
                  Inventory                                           1,562,000            1,478,000
                                                                     ----------           ----------
               Gross deferred tax liabilities                         3,643,000            3,616,000
                                                                     ----------           ----------
               Deductible differences:
                  Product liability                                     944,000            1,410,000
                  Accounts receivable                                   204,000              405,000
                  Accrued expenses                                      389,000              351,000
                  Other                                                   6,000               10,000
                                                                     ----------           ----------
               Gross deferred tax assets                              1,543,000            2,176,000
                                                                     ----------           ----------
               NET DEFERRED INCOME TAX LIABILITY                     $2,100,000           $1,440,000
                                                                     ==========           ==========


         The components which comprise gross deferred taxes are predominantly noncurrent; as such, the entire related net liability is classified as noncurrent.


11.      EMPLOYEE PENSION AND PROFIT SHARING PLANS

         The Company and certain subsidiaries have qualified pension and profit sharing plans covering substantially all union employees. Contributions to the plans were calculated at an hourly rate as defined in the various union contracts. The Company also maintains a defined contribution pension plan qualified pursuant to Section 401(k) of the Internal Revenue Code for certain union employees and all eligible non-union employees. The Company makes matching contributions of specified percentages of participants' compensation. The cost of all of these plans was $334,924 in 1996, $346,368 in 1995 and $314,249 in 1994.

         The Company has an employee stock bonus plan for full time, salaried and non-union employees. Company contributions are discretionary each year and are generally limited to 15% of participants' compensation. No contributions were made for the years ended September 30, 1996, 1995 and 1994.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



12.      SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                          YEAR ENDED SEPTEMBER 30
                                                                 -------------------------------------------
                                                                   1 9 9 6         1 9 9 5         1 9 9 4
                                                                 ----------       ----------      ----------
              Components of Other, net:
                    Interest income                              $  795,519       $  410,221      $  254,553
                    TRAC leasing operations, net                    161,311                -               -
                    Sales discounts                                (458,987)        (603,775)       (626,756)
                    Single business and state income taxes         (176,975)        (180,893)        (96,198)
                    Amortization of goodwill and
                      organizational costs                         (126,514)         (80,880)        (80,880)
                    Loss on sale of equipment                        (3,981)         (22,067)        (24,672)
                    Other income, net                                21,402            4,179         161,080
                                                                 ----------       ----------      ----------
                                                                 $  211,775       $ (473,215)     $ (412,873)
                                                                 ==========       ==========      ==========

              Charged to Operating Costs and Expenses:
                    Depreciation                                 $2,424,421       $2,099,192      $1,855,311
                    Maintenance and repairs                         874,331        1,153,509         728,850
                    Taxes, other than payroll and                   368,186          396,276         388,348
                      income taxes
                    Advertising                                     394,616          212,007         194,133

13.      RELATED PARTY TRANSACTIONS

         Leases

         The Company leases an operating facility from the mother of the President of McClain Industries, Inc. on a month-to-month basis with annual rentals totaling $42,000 in each of the years ended September 30, 1996, 1995 and 1994.

         Waste Stream Programs

         In connection with its acquisition of EPCO in July 1995, the Company entered into a consulting and commission agreement with Waste Stream Associates ("Waste Stream"), a partnership consisting of certain stockholders of the Company, to compensate Waste Stream in an amount equal to 50% of the pre-tax profit derived by EPCO from Waste Stream Programs, as defined. Such compensation was not significant for the years ended September 30, 1996 and 1995.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



13.      RELATED PARTY TRANSACTIONS (CONTINUED)

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

         Other

         Elliott & Sons Insurance Agency, Inc. and Michigan Defined Plans, Inc., entities controlled by Raymond Elliott, a director of the Company, provided insurance at a cost of approximately $1,200,000, $1,300,000, and $1,400,000, to the Company during the years ended September 30, 1996, 1995 and 1994, respectively. These entities received fees and commissions in connection with these transactions of approximately $120,000, $129,000, and $118,000, respectively.

         Product Sales

         The Company had product sales of approximately $660,000, $239,000, and $232,000 during the years ended September 30, 1996, 1995 and 1994, respectively, to a business controlled by the President of McClain Industries, Inc.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



14.      INCENTIVE STOCK OPTION PLANS

         The Company maintains the 1989 Retainer Stock Plan for Non-employee Directors and the McClain 1989 Incentive Stock Plan.

         Retainer Stock Plan

         The Retainer Stock Plan as adopted calls for reserving 100,000 shares of the Company's no par common stock and allows non-employee directors the option to receive payment of all or a portion of their directors fees in the form of shares of common stock at the fair market value of such shares on the date of issuance. For the years ended September 30, 1996, 1995 and 1994 the Company issued 3,555, 1,565, and 2,193 shares, respectively, of its common stock to such directors in exchange for services rendered.

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

         On September 12, 1994, the Board of Directors granted to key employees options to purchase 13,333 shares of the Company's common stock at an exercise price of $8.81 per share, which was the fair market value for the shares on the date of the grant. The employees may exercise one-third of the options at any time after September 1995, one-third of the options at any time after September 1996, and one- third of the options at any time after September 1997, but no options may be exercised after September 1999.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



14.      INCENTIVE STOCK OPTION PLANS (CONTINUED)

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

         The following table presents a summary of stock option activity for each of the years in the three year period ended September 30, 1996:

                                                                      Shares Under Option
                                                           ------------------------------------------
                                                           1 9 9 6          1 9 9 5          1 9 9 4
                                                           --------          -------         --------
                Outstanding, beginning of year              373,251          326,000          384,000
                Granted during the year                           -           50,667           66,000
                Canceled during the year                    (11,111)               -                -
                Exercised during the year                  (134,244)          (3,416)        (124,000)
                                                           --------          -------         --------
                Outstanding, end of year (at
                exercise prices ranging from $2.63
                to $8.81 per share)                         227,896          373,251          326,000
                                                           ========          =======         ========
                Eligible, end of year for exercise
                currently (at prices ranging from
                $2.63 to $8.81 per share)                   172,117          252,166          208,888
                                                           ========          =======         ========

15.      COMMITMENTS AND CONTINGENCIES

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

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



15.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         A liability to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at September 30, 1996.

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

         Labor Union Matters

         Certain of the Company's hourly employees are represented by various labor unions pursuant to collective bargaining agreements which expire between June 1997 and November 1999.

         On February 23, 1995, the National Labor Relations Board (NLRB) conducted an election in response to a petition filed by a local union (Union) to represent the hourly employees at the Company's Macon, Georgia plant. The ballots of certain employees were challenged as ineligible. The Union filed charges asserting that the Company committed various unfair labor practices which affected the election results and that the challenged ballots should be counted. On October 17, 1996 the NLRB upheld the unfair labor practice charges and on November 5, 1996 the NLRB determined that the results of the election were in favor of the Union. Management, based upon the opinion of counsel, does not believe a final decision upholding the Union certification or the unfair labor practice charges would have a material adverse effect on the Company.

         Other Legal Matters

         The Company is also involved in routine litigation incidental to its business. Management believes that the resolution of these matters will not materially affect the consolidated financial statements.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



15.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         Operating Lease

         In connection with the EPCO acquisition in July 1995, the Company assumed a contractual commitment to lease for a five-year period ending on April 1, 2000 the New York facilities used in its baler manufacturing operation. The Company is responsible for insurance, utilities, maintenance including a percentage of common area charges, and a portion of the property taxes. Minimum rental payments required pursuant to this noncancellable lease agreement for the years succeeding September 30, 1996 amount to approximately $223,000.

         The Company has an option to extend the term of the lease for an additional five-year period at a minimum fixed aggregate rental of approximately $347,000.

         Common Stock Repurchase

         In December 1995, the Board of Directors authorized the Company to repurchase from time to time on the open market up to 100,000 shares of the Company's common stock. During the year ended September 30, 1996, the Company redeemed 31,627 shares at prices ranging from $4.25 to $4.75 per share.

         Equipment Acquisition

         In May 1996, the Company entered into a $1,220,000 commitment to increase the capacity of an existing cut-to-length steel processing equipment line in its Shelby Steel plant. Payments made by the Company towards the completion of this contract were approximately $366,000 as of September 30, 1996.


16.      FOURTH QUARTER ADJUSTMENTS

         During the quarter ended September 30, 1995, the Company recorded various adjustments of approximately $1,100,000 principally related to the valuation of inventories and carrying values of certain liabilities. The aggregate effect of such adjustments was to decrease net income for the fourth quarter by approximately $720,000 ($.15 per share).


                                  * * * * * *

                               INDEX TO EXHIBITS




                                                                                   Sequentially
                                                                                       Numbered
    Exhibit No.   Description                                                              Page
    -----------  ------------                                                              ----
    3.1          Articles of Incorporation of McClain Industries, Inc.                     (7)

    3.2          Bylaws of McClain Industries, Inc.                                        (1)

    10.1         McClain Industries, Inc. 1989 Incentive Stock Plan                        (2)

    10.2         McClain Industries, Inc. 1989 Retainer Stock Plan for
                 Non-Employee Directors                                                    (2)

    10.3         Land Contract dated November 12, 1991 between Robert and Helen
                 J. Warzyniak and Violet and Walter H. Urban, as Seller, and the
                 Company, as Purchaser                                                     (3)

    10.4         Agreement of Purchase and Sale dated July 20, 1992 by and
                 between Peabody International Corporation, as Seller, and Galion
                 Holding Company, as Buyer                                                 (4)

    10.5         Manufacture and License Agreement dated as of November 2, 1992, between Galion Dump Bodies, as Licensor, and the Company, as
                 Licensee                                                                  (6)

    10.6         Loan documents dated as of March 1, 1993, between the Company
                 and Galion Dump Bodies and E-Z Pack                                       (6)

    10.7         Guaranty Fee Agreement dated as of March 2, 1993, between
                 Galion Holding and the Company                                            (6)

    10.8         Loan documents dated June 29, 1993, between Standard Federal
                 Bank and Galion Holding, E-Z Pack and Galion Dump Bodies                  (6)

    10.9         Term Note dated January 18, 1994 between Trust Company Bank of
                 Middle Georgia, N.A. and the Company                                      (7)

    10.10        Loan Agreement, dated September 15, 1994, between  Standard
                 Federal Bank and the Company, McClain-Georgia, Shelby Steel,
                 Quality Tube and McClain-Ohio                                             (7)

    10.11        Loan Agreement, dated September 15, 1994, between Standard
                 Federal Bank and Galion Holding, E-Z Pack and Galion Dump Bodies          (7)





    10.12        Promissory Note (Term Loan), dated September 15, 1994, between
                 Standard Federal Bank, Galion Holding, E-Z Pack and Galion Dump
                 Bodies                                                                    (7)

    10.13        Promissory Note (Line of Credit), dated September 15, 1994, between Standard Federal Bank, Galion Holding, E-Z Pack and
                 Galion Dump Bodies                                                        (7)

    10.14        Purchase Agreement, dated as of March 30, 1993, between the
                 Company and Group Properties III                                          (7)

    10.15        Purchase Agreement, dated as of March 30, 1993, between the
                 Company and Group Properties                                              (7)

    10.16        Purchase Agreement, dated as of March 30, 1993, between the
                 Company and Group Properties of Georgia                                   (7)

    10.17        Letter Agreement, dated November 17, 1994, among the Company,
                 Kenneth D. McClain and Robert W. McClain                                  (7)

    10.18        Commercial Mortgage, Assignment of Leases and Rents, Security
                 Agreement and Financing Statement Dated February 6, 1995,
                 between Standard Federal Bank and the Company                             (8)

    10.19        Commercial Mortgage, Assignment of Leases and Rents, Security
                 Agreement and Financing Statement Dated February 6, 1995,
                 between Standard Federal Bank and the Company                             (8)

    10.20        Loan Agreement Between Standard Federal Bank and the Company,
                 McClain-Georgia, Shelby Steel, Quality Tubing and McClain-Ohio
                 dated February 6, 1995                                                    (8)

    10.21        Loan Agreement between Standard Federal Bank and Galion
                 Holding, E-Z Pack and Galion Dump Bodies dated February 6, 1995           (8)

    10.22        Promissory Note (Line of Credit with Term Provisions) (First
                 Line of Credit) dated February 6, 1995 between Standard Federal
                 Bank, Galion Holding, E-Z Pack and Galion Dump Bodies                     (8)

    10.23        Promissory Note (Line of Credit with Term Provisions) (Second
                 Line of Credit) dated February 6, 1995, between Standard Federal
                 Bank, Galion Holding, E-Z Pack and Galion Dump Bodies                     (8)

    10.24        Second Amendment to Open-End Commercial Mortgage and
                 Assignment of Lease and Rentals (Secures Future Advances)




                 dated February 6, 1995, between Standard Federal Bank and E-Z Pack        (8)

    10.25        Second Amendment to Open-End Commercial Mortgage and
                 Assignment of Lease and Rentals (Secures Future Advances) dated
                 February 6, 1995, between Standard Federal Bank and Galion Dump Bodies    (8)

    10.26        First Amendment to Loan Agreement Between Standard Federal
                 Bank, the Company, McClain-Georgia, Shelby Steel, Quality Tubing
                 and McClain-Ohio Dated February 16, 1995                                  (8)

    10.27        Amended and Restated Promissory Note (Line of Credit) dated
                 February 16, 1995, between Standard Federal Bank, Galion
                 Holding, E-Z Pack and Galion Dump Bodies                                  (8)

    10.28        First Amendment to Loan Agreement between Standard Federal
                 Bank, Galion Holding, E-Z Pack and Galion Dump Bodies dated
                 February 16, 1995.                                                        (8)

    10.29        Amended and Restated Promissory Note (Line of Credit) dated
                 May 5, 1995, between Standard Federal Bank, Galion Holding, E-Z
                 Pack and Galion Dump Bodies                                               (8)

    10.30        Second Amendment to Loan Agreement between Standard Federal
                 Bank, Galion Holding, E-Z Pack and Galion Dump Bodies dated May
                 5, 1995                                                                   (8)

    10.31        Second Amendment to Loan Agreement between Standard Federal
                 Bank, the Company, McClain-Georgia, Shelby Steel, Quality
                 Tubing, McClain-Ohio and EPCO dated June 22, 1995                         (8)

    10.32        Fifth Amendment to Open-End Commercial Mortgage and Assignment
                 of Lease and Rentals (Secures Future Advances) between Standard
                 Federal Bank and Galion Dump Bodies dated June 22, 1995.                  (8)

    10.33       Third Amendment to Loan Agreement between Standard Federal
                Bank, Galion Holding, E-Z Pack, Galion Dump Bodies and McClain
                Group Sales of Florida dated June 22, 1995.                                (8)

    10.34       Third Amended and Restated Promissory Note (Line of Credit)
                dated June 22, 1995, between Standard Federal Bank, Galion
                Holding, E-Z Pack, Galion Dump Bodies and McClain Group Sales of Florida   (8)





    10.35       Security Agreement dated June 22, 1995, between Standard
                Federal Bank and McClain Group Sales of Florida                            (8)

    10.36       Fifth Amendment to Open-End Commercial Mortgage and Assignment
                of Lease and Rentals (Secures Future Advances) dated June 22,
                1995, between Standard Federal Bank and E-Z Pack                           (8)

    10.37       Certification of Resolution of Corporation Authority to Borrow
                and Pledge Collateral dated June 22, 1995, between Standard
                Federal Bank and McClain Group Sales of Florida                            (8)

    10.39       Certification of Resolution of Corporation Authority to Borrow
                and Pledge Collateral dated July 18, 1995, between Standard
                Federal Bank and EPCO                                                      (8)

    10.40       Security Agreement dated July 18, 1995, between Standard
                Federal Bank and EPCO                                                      (8)

    10.41       Amendment Agreement Promissory Note (Line of Credit) dated
                September 25, 1995, between Standard Federal Bank, Galion
                Holding, E-Z Pack, Galion Dump Bodies and McClain Group Sales of
                Florida                                                                    (8)

    10.42       Second Amendment Agreement Promissory Note (Line of Credit
                with Term Provisions) (First Line of Credit) dated September 25,
                1995, between Standard Federal Bank, Galion Holding, E-Z Pack,
                and Galion Dump Bodies                                                     (8)

    10.43       Third Amendment Agreement Promissory Note (Line of Credit with
                Term Provisions) (Second Line of Credit) dated September 25,
                1995, between Standard Federal Bank, Galion Holding, E-Z Pack,
                and Galion Dump Bodies                                                     (8)

    10.44       Amendment Agreement Promissory Note (Term Loan) dated
                September 25, 1995, between Standard Federal Bank, Galion
                Holding, E-Z Pack, Galion Dump Bodies and McClain Group Sales of
                Florida                                                                    (8)

    10.45       First Amended and Restated Loan Agreement Between Standard
                Federal Bank, Galion Holding, E-Z Pack, Galion Dump Bodies and
                McClain Group Sales of Florida dated October 2, 1995                       (8)

    10.46       Amended and Restated Loan Agreement dated July 17, 1996,
                between Standard Federal Bank and the Company, McClain-Georgia,
                Shelby Steel, Tube, McClain-Ohio and EPCO.                                  59





    10.47       Promissory Note (Line of Credit) dated July 17, 1996, between
                Standard Federal Bank and the Company, McClain-Georgia, Shelby
                Steel, Tubing, McClain-Ohio and EPCO.                                       83

    10.48       Promissory Note (Term Loan) dated July 17, 1996, between
                Standard Federal Bank and the Company, McClain-Georgia, Shelby
                Steel, Tubing, McClain-Ohio and EPCO.                                       88

    10.49       Promissory Note (Line of Credit with Term Provisions) dated
                July 17, 1996, between Standard Federal Bank and the Company,
                McClain-Georgia, Shelby Steel, Tubing, McClain-Ohio and EPCO.               93

    10.50       Third Amended and Restated Promissory Note (Line of Credit(
                between Standard Federal Bank, Galion Holding, E-Z Pack, Galion
                Dump Bodies and McClain Group Sales of Florida.                             98

    10.51       Promissory Note (Line of Credit) between Standard Federal
                Bank, Galion Holding, E-Z Pack, Galion Dump Bodies and McClain
                Group Sales of Florida.                                                    104

    10.52       Loan Agreement dated July 17, 1996, between Standard Federal
                Bank and Leasing                                                           110

    10.53       Promissory Note (Line of Credit) dated July 17, 1996, between
                Standard Federal Bank and Leasing                                          126

    10.54       Loan Agreement dated August 29, 1996, between Standard Federal
                Bank and the Company, McClain-Georgia, Shelby Steel, Tubing,
                McClain-Ohio, EPCO and McClain-Alabama. .                                  130

    10.55       Promissory Note (Term Loan) dated July 17, 1996, between
                Standard Federal Bank and the Company, McClain-Georgia, Shelby
                Steel, Tubing, McClain-Ohio and EPCO.                                      151

    10.56       Commercial Mortgage, Assignment of Leases and Rents, Security
                Agreement and Financing Statement dated August 29, 1996, between
                Standard Federal Bank and McClain-Alabama.                                 157

    10.57       Security Agreement dated August 29, 1996, between Standard
                Federal Bank and McClain-Alabama.                                          182

    10.58       Master Lease Agreement dated July 15, 1995 between Fifth Third
                Leasing Company and Leasing                                                194

    10.59       Master Lease Agreement dated May 17, 1996 between NBD Bank and
                Leasing                                                                    202



    21          List of Subsidiaries                                                      208
    EXHIBIT 27  Financial Data Schedule

-----------------

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