Form 10-Q
period 1996-12-31
MCCLAIN INDUSTRIES INC
filed 1997-02-14
CIK 63686

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to
                                     ------------  -----------



                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         Michigan                                           38-1867649
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
                                             ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 3, 1997.

Common Stock, No Par Value                           4,695,702
--------------------------                        ----------------
     Class                                        Number of Shares







                                    1 of 11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                            MCCLAIN INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31,       SEPTEMBER 30,
                                                1996                 1996
                                              (unaudited)
                                              ------------       -------------
                                                 ASSETS
                                                 ------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                    $ 1,247,284          $ 1,065,039
Accounts Receivable (Net)                     15,760,321           20,412,950
Inventories                                   28,476,742           25,577,000
Net Investment in Sales Type
   Leases - Current Portion                    2,370,000            1,878,000
Prepaid Expenses                                 540,373              191,645
                                             -----------         ------------
   Total Current Assets                       48,394,720           47,246,634
                                              ----------         ------------
Property and Equipment                        39,393,928           38,147,522
   Accumulated Depreciation                  (14,592,179)         (13,899,589)
                                             -----------         ------------
Net Property and Equipment                    24,801,749           24,247,933
                                             -----------         ------------

Net Investment in Sales Type
   Leases - Less Current Portion               4,604,762            3,645,975
                                             -----------         ------------

Other Assets                                   3,734,120            4,284,713
                                             -----------         ------------

Total Assets                                 $81,535,351          $79,425,255
                                             ===========         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current Portion of Long-Term Debt              2,150,000            2,132,201
Accounts Payable                              12,584,729           10,547,642
Accrued Liabilities                            1,720,339            2,165,869
Federal and State Income Taxes                    66,576               29,283
                                             -----------         ------------
Total Current Liabilities                     16,521,644           14,874,995
                                             -----------           ----------
Deferred Income Taxes                          2,100,000            2,100,000
                                             -----------         ------------
Long Term Debt - Less
   Current Portion                            34,608,304           34,217,149
                                             -----------         ------------
Other Liabilities                              2,811,080            2,775,856
                                             -----------         ------------
Stockholders' Equity                          25,494,323           25,457,255
                                             -----------         ------------
Total Liabilities and
   Stockholders' equity                      $81,535,351          $79,425,255
                                             ===========         ============

See notes to condensed consolidated financial statements.




                                    2 of 11

                          MCCLAIN INDUSTRIES, INC.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  UNAUDITED


                                                      Three Months Ended
                                                          December 31
                                                     1996           1995
                                                  ---------------------------
Net Sales                                         $18,850,414    $16,394,682
Cost of Sales                                      14,980,170     12,957,066
                                                  -----------    -----------
Gross Profit                                        3,870,244      3,437,616

Selling General
and Administrative
Expenses                                            3,170,269      3,258,575
                                                  -----------    -----------

Operating Income                                      699,975        179,041
                                                  -----------    -----------
Other Income
   Interest Expense                                  (724,161)      (663,850)
   Other Income (Expense)                              80,254         80,780
                                                  -----------    -----------
   Total Other Income (Expense)                      (643,907)      (583,070)

Income (Loss) Before Income Taxes                      56,068       (404,029)
 (Provision) Credit for
   Income Taxes                                       (19,000)       137,000
                                                  -----------    -----------
Net Income                                        $    37,068    $  (267,029)
                                                  ===========    ===========

Net income per common
and common equivalent shares                      $       .01    $      (.06)
                                                  ===========    ===========
Weighted average number of
common and common equivalent
shares outstanding                                  4,753,836      4,584,369
                                                  ===========    ===========








See notes to condensed consolidated financial statements






                                    3 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                                  THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                -----------------------
                                                                1 9 9 6         1 9 9 5
                                                               --------       ---------
Net income (loss)                                             $  37,068      $ (267,029)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
   Depreciation and amortization                                843,596         584,195
   Changes in assets and liabilities which
   provided (used) cash
    Current assets excluding cash & equivalents                 912,159        (107,335)
    Other assets                                             (2,438,750)       (851,827)
    Accounts payable                                          2,037,087      (1,270,423)
    Accrued expenses                                           (445,530)       (274,289)
    Federal income taxes                                         37,293        (312,597)
    Other liabilities                                            35,224         346,253
                                                             ----------      ----------

     TOTAL ADJUSTMENTS                                          981,079      (1,886,023)
                                                             ----------      ----------
  NET CASH (PROVIDED BY) USED IN OPERATING ACTIVITIES         1,018,147      (2,153,052)
                                                             ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (1,244,856)       (396,964)
                                                             ----------      ----------
   NET CASH USED IN INVESTING ACTIVITIES                     (1,244,856)       (396,964)
                                                             ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal additions of long term debt                         953,954       2,662,958
  Principal reductions of long term debt                       (545,000)       (450,250)
  Sale of common stock                                                0         263,945
                                                             -----------     ----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                  408,954       2,476,653
                                                             -----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            182,245         (73,363)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,065,039       1,173,370
                                                             ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $1,247,284      $1,100,007
                                                             ==========      ==========



See notes to condensed consolidated financial statements.



                                    4 of 11

                           MCCLAIN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     THREE MONTHS ENDED DECEMBER 31, 1996

1.  Basis of Presentation


        The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending December 31, 1996, are not necessarily indicative of the results that may be expected for any other period of for the year ending September 30, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

2.  Inventories

    Inventories at December 31, 1996 and September 30, 1996 are summarized as follows:

                                       (Unaudited)
                                      December 31, 1996    September 30, 1996
                                      -----------------    ------------------

       Material and Supplies          $16,801,742          $11,677,000
       Work in Process                  4,270,000            6,776,000
       Finished Goods                   7,405,000            7,124,000
                                      -----------          -----------
                                      $28,476,742          $25,577,000
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

4.  Depreciation

    For the three months ended December 31, 1996 and 1995, depreciation charges were $691,040 and $561,499, respectively.


                                   5 of 11

                            MCCLAIN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     THREE MONTHS ENDED DECEMBER 31, 1996

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

                     THREE MONTHS ENDED DECEMBER 31, 1996


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

     Selected financial data for the Company for the periods indicated:


                                               (Unaudited)
                                            Three Months Ended
                                                DECEMBER 31,
                                          ----------------------
                                          1996              1995
                                          ----              ----
Net Sales                                 $18,850,414    $16,394,682

Net Income (Loss)                              37,068       (267,029)

Net Earnings (Loss) Per Common
and Common Equivalent Share               $       .01    $      (.06)




                                    (Unaudited)
                                       As of              As of
                                    December 31,      September 30,
                                       1996               1996
                                    ----------------  ----------------

Working Capital                     $   31,873,076    $  32,371,639

Total Assets                            81,535,351       79,425,255

Long-Term Debt                          34,608,304       34,217,149

Stockholder's Investment                25,494,323       25,427,255

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                       4,753,836        4,752,050



Current Ratio                               2.92:1           3.18:1

Long-Term Debt to Equity                    1.36:1           1.34:1






                                    8 of 11

                           MCCLAIN INDUSTRIES, INC.

     The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                                 (Unaudited)
                                             Three Months Ended
                                                 December 31,
                                             ------------------
                                       1996                      1995
                                       ----                      ----
Net Sales                             100.00%                   100.00%
Cost of Sales                          79.47                     79.03
                                      ------                    ------
Gross Profit                           20.53                     20.97

Selling, General &
Administrative Expenses                16.82                     19.88
                                      ------                    ------
Operating Income                        3.71                      1.09
Other Expenses                         (3.41)                    (3.56)
                                      ------                    ------
Income Before Income Taxes               .30                     (2.47)
Provision for Income Taxes               .10                      (.83)
                                      ------                    -------


Net Income                               .20%                    (1.64)%
                                      =======                   =======




























                                    9 of 11

                            McCLAIN INDUSTRIES, INC.


     Net sales increased 15.00% to $18.9 million for the quarter ended December 31, 1996 (Quarter 1996) from $16.4 million for the quarter ended December 31, 1995 (Quarter 1995). The increase in sales is attributable to increased volume resulting from the acquisition of the Demopolis, Alabama container manufacturing facility in August 1996 (See the annual report on Form 10-K for the year ended September 30, 1996). Cost of sales as a percentage of net sales increased to 79.47% for the Quarter 1996 from 79.03% for the Quarter 1995, due primarily to certain costs incurred in the continuing reorganization of the Georgia plant. Selling, General and Administrative expenses decreased to 16.82% of net sales for the Quarter 1996 as a result of the increased sales volume and the restructing of certain administrative processes.





                         DISCUSSION FINANCIAL CONDITION

     The Company had working capital of $31.9 million at December 31, 1996 compared to $32.4 million at September 30, 1996. The ratio of current assets to current liabilities was 2.92 to 1 at December 31, 1996 compared to 3.18 to 1 at September 30, 1996. The Company's cash and cash equivalents totaled $1.25 million at December 31, 1996. Cash flows from operations were $1.0 million for the quarter ended December 31, 1996, primarily as a result of increased receivable collections.

















                                    10 of 11

                                  SIGNATURES




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.









                                       McCLAIN INDUSTRIES, INC.



Date:    FEBRUARY 3, 1997          By:   /s/ Carl Jaworski
     --------------------             ------------------------
                                      Carl Jaworski, Treasurer




Date:    FEBRUARY 3, 1997           By:  /s/ Kenneth D. McClain
     --------------------              -------------------------
                                       Kenneth D. McClain, President


























                                    11 of 11

                                 EXHIBIT INDEX





Exhibit
  No.                            Description
-------                          -----------
  27                             Financial Data Schedule