Form 10-Q
period 1997-03-31
MCCLAIN INDUSTRIES INC
filed 1997-05-15
CIK 63686

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997
[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________to____________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No___.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1997.

Common Stock, No Par Value                             4,680,163
--------------------------                         -----------------
         Class                                     Number of Shares


                                    1 of 11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            McCLAIN INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,                   SEPTEMBER 30,
                                                                          1997                          1996
                                                                       (unaudited)
                                                                       -----------                  -------------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                                              $     1,859,564              $      1,065,039
Accounts Receivable (Net)                                                   15,828,330                    18,502,950
Inventories                                                                 30,382,864                    25,577,000
Net Investment in Sales Type
   Leases - Current Portion                                                  2,646,576                     1,910,000
Prepaid expenses                                                               607,340                       191,645
                                                                       ---------------              ----------------
   Total Current Assets                                                     51,324,674                    47,246,634
                                                                       ---------------              ----------------
Property and equipment                                                      40,711,694                    38,147,522
   Accumulated depreciation                                                (14,966,027)                  (13,899,589)
                                                                       ---------------              ----------------
Net Property and Equipment                                                  25,745,667                    24,247,933
                                                                       ---------------              ----------------
Net Investment in Sales Type
   Leases - Less Current Portion                                             5,137,471                     3,645,975
                                                                       ---------------              ----------------
Other Assets                                                                 3,595,578                     4,284,713
                                                                       ---------------              ----------------
Total Assets                                                           $    85,803,390              $     79,425,255
                                                                       ===============              ================

                                             LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                             ----------------------------------------

CURRENT LIABILITIES
-------------------

Current Portion of Long-Term Debt                                      $     2,100,000              $      2,132,201
Accounts Payable                                                            11,732,466                    10,547,642
Accrued Liabilities                                                          2,277,952                     2,165,869
Federal and State Income Taxes                                                 238,308                        29,283
                                                                       ---------------              ----------------
Total Current Liabilities                                                   16,348,726                    14,874,995
                                                                       ---------------              ----------------
Deferred Income Taxes                                                        2,100,000                     2,100,000
                                                                       ---------------              ----------------
Long Term Debt - Less
   Current Portion                                                          38,462,420                    34,217,149
                                                                       ---------------              ----------------
Other Liabilities                                                            3,113,303                     2,775,856
                                                                       ---------------              ----------------
Stockholders' Investment                                                    25,778,941                    25,457,255
                                                                       ---------------              ----------------
Total Liabilities and
   Stockholders' Investment                                            $    85,803,390              $     79,425,255
                                                                       ===============              ================

See notes to consolidated financial statements.


                                    2 of 11

                            McCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                             Three Months Ended                              Six Months Ended
                                                  March 31,                                      March 31,
                                      1997                         1996                 1997                   1996
                                     ------                        -----                ----                   -----
Net Sales                      $    21,439,361                $  20,686,753      $    40,289,775          $  37,081,435
Cost of Sales                       16,475,226                   15,697,652           31,455,396             28,654,718
                               ---------------                -------------      ---------------          -------------

Gross Profit                         4,964,135                    4,989,101            8,834,379              8,426,717

Selling, General
and Administrative
Expenses                             3,472,740                    3,155,373            6,643,009              6,413,948
                               ---------------                -------------      ---------------          -------------
Operating profit                     1,491,395                    1,833,728            2,191,370              2,012,769
                               ---------------                -------------      ---------------          -------------
Other Income (Expense)

  Interest expense                    (945,233)                    (892,700)          (1,669,394)            (1,556,550)
  Interest income                      329,272                      181,585              580,435                363,385
  Other expense                       (305,092)                    (306,096)            (476,001)              (407,116)
                               ---------------                -------------      ---------------          -------------
                                      (921,053)                  (1,017,211)          (1,564,960)            (1,600,281)
                               ---------------                -------------      ---------------          -------------
Income before
  Income Taxes                         570,342                      816,517              626,410                412,488
Provision for
  Income Taxes                         194,000                      277,000              213,000                140,000
                               ---------------                -------------      ---------------          -------------

Net Income                     $       376,342                $     539,517      $       413,410          $     272,488
                               ===============                =============      ===============          =============

Net Income per
Common and Common
Equivalent Shares              $           .08                $         .11      $           .09          $         .06
                               ===============                =============      ===============          =============
Weighted Average
Number of Common and
Common Equivalent
Shares
Outstanding                          4,709,533                    4,744,018            4,709,533              4,744,018
                               ===============                =============      ===============          =============




See notes to consolidated financial statements



                                    3 of 11

                            McCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                                  SIX MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                 -----------------
                                                                                     1 9 9 7                           1 9 9 6
                                                                                     -------                           --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                       $      413,410                     $     272,488
                                                                                 --------------                     --------------
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                                      1,755,230                         1,245,844
   Common stock issued in lieu of cash                                                    5,244                             5,292
   Changes in operating assets and liabilites which provided (used) cash:
     Current assets excluding
      cash & cash equivalents                                                        (3,283,515)                       (2,418,619)
     Other assets                                                                    (1,106,373)                       (2,708,035)
     Accounts payable                                                                 1,184,824                        (1,510,620)
     Accrued liabilities                                                                112,083                           272,175
     Federal income tax                                                                 209,025                        (   16,820)
     Other liabilities                                                                  337,447                         2,063,092
                                                                                 --------------                     --------------

     TOTAL ADJUSTMENTS                                                               (  786,035)                       (3,067,691)
                                                                                 --------------                     --------------

   NET CASH USED IN OPERATING ACTIVITIES                                             (  372,625)                       (2,795,203)
                                                                                 --------------                     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                (2,948,952)                       (  734,853)
                                                                                 --------------                     --------------

   NET CASH USED IN INVESTING ACTIVITIES                                             (2,948,952)                       (  734,853)
                                                                                 --------------                     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long term debt                                                         4,213,070                         2,455,232
  Sale of common stock                                                                       -                            258,732
  Redemption of common stock                                                          (  96,968)                                -
                                                                                 --------------                     --------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                           4,116,102                         2,713,964
                                                                                 --------------                     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    794,525                        (  816,092)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,065,039                         1,173,370
                                                                                 --------------                     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    1,859,564                     $     357,278
                                                                                 ==============                     ==============

See notes to consolidated financial statements.

                                    4 of 11

                           McCLAIN INDUSTRIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SIX MONTHS ENDED MARCH 31, 1997

1.  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

2.  Inventories

     Inventories at March 31, 1997 and September 30, 1996 are summarized as follows:

                              (Unaudited)
                             March 31,1997       September 30,1996
                             -------------       -----------------
Material and Supplies          $13,871,083          $11,677,000
Work in Process                  8,049,196            6,776,000
Finished Goods                   8,462,585            7,124,000
                               -----------          -----------
                               $30,385,864          $25,577,000
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

4.  Depreciation

     For the six months ended March 31, 1997 amd 1996, depreciation charges were $1,451,218 and $1,183,206, respectively.





                                    5 of 11

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31, 1997

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



                                    6 of 11

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31, 1997


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

     Selected financial data for the Company for the periods indicated:

                              (unaudited)                  (unaudited)
                          Three Months ended             Six Months ended
                               March 31,                     March 31,
                          1997          1996              1997         1996
                          ----          ----              ----         ----
Net Sales              $21,439,361    $20,686,753    $40,289,775   $37,081,435

Net Income             $   376,342    $   539,517    $   413,410   $   272,488

Net Earnings Per
Common and Common
Equivalent Share       $       .08    $       .11    $       .09    $      .06



                                   (unaudited)
                                      As of              As of
                                    March  31,       September 30,
                                       1997              1996
                                   ------------      --------------
Working Capital                    $34,975,948        $ 32,371,639

Total Assets                        85,803,390          79,425,255

Long-Term Debt                      38,462,420          34,217,149

Stockholders' Investment            25,972,122          25,427,255

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                   4,738,297           4,752,050

Current Ratio                           3.14:1              3.18:1
Long-Term Debt to
Stockholders' Investment                1.48:1              1.34:1


                                    8 of 11

                            McCLAIN INDUSTRIES, INC.

     The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                      (Unaudited)             (Unaudited)
                                  Three Months Ended        Six Months Ended
                                      March 31,                March 31,
                                ----------------------  ------------------------
                                  1997           1996        1997       1996
                                  ----           ----        ----       ----
Net Sales                        100.00%        100.00%     100.00%    100.00%
Cost of Sales                     76.85          75.88       78.07      77.28
                                 ------         ------     -------    -------

Gross Profit                      23.15          24.12       21.92      22.72

Selling, General &
Administrative Expenses           16.19          15.25       16.49      17.29
                                 ------         ------     -------    -------

Operating Income                   6.96           8.87        5.43       5.43

Other Expenses                   ( 4.30)        ( 4.92)     ( 3.88)     (4.32)
                                 ------         ------     -------    -------

Income Before Income Taxes         2.66           3.95        1.55      (1.11)

Provision for Income Taxes       (  .90)        ( 1.34)     (  .52)     ( .38)
                                 ------         ------     -------    -------

Net Income                         1.76%          2.61%       1.03%       .73%
                                 ======         ======     =======    =======





                                    9 of 11

                            McCLAIN INDUSTRIES, INC.


                      DISCUSSION OF RESULTS OF OPERATIONS


     Net sales for the quarter ended March 31, 1997 (Quarter 1997) increased 3.64% to $21.4 million from $20.7 million for the quarter ended March 31, 1996 (Quarter 1996). The increase in sales is attributable primarily to the acquisition of the Demopolis facility in August of 1996 (see the Company's annual report on Form 10-K for the year ended September 30, 1996). The restructuring and consolidation of certain national and regional refuse haulers has intensified competition among manufacturers in the Solid Waste Equipment Industry creating increased pressure on both selling prices and gross margins. Management believes that the Company's continuing efforts to evaluate and upgrade its internal processes will result in better cost controls and improved efficiencies allowing increased sales and stronger profits to be generated. Cost of sales increased to 76.85% for the Quarter 1997 compared to 75.88% for Quarter 1996 due primarily to higher raw material costs. Selling, General and Administrative expenses increased to 16.19% of net sales for the Quarter 1997 from 15.25% for the Quarter 1996 primarily due to increased sales cost and the addition of the Demopolis facility.

     Net sales for the six months ended March 31, 1997 increased 8.65% to $40.3 million from $37.0 million for the six months ended March 31, 1996. Cost of sales for the six months ended March 31, 1997 increased to 78.07% from 77.28% for the six months ended March 31, 1996. Selling, General and Administrative expenses decreased to 16.49% of net sales for the six months ended March 31, 1997 from 17.29% for the six months ended March 31, 1996.



                       DISCUSSION OF FINANCIAL CONDITION


     The Company had working capital of approximately $35.0 million at March 31, 1997 compared to $32.4 million at September 30, 1996. The ratio of current assets to current liabilities was 3.14 to 1 at March 31, 1997 compared to 3.18 to 1 at September 30, 1996. Cash flows utilized by operations were $0.6 million for the six months ended March 31, 1997 primarily due to increased activity by the Company's leasing subsidiary. During this period the Company utilized $2.9 million for the acquisition of machinery and equipment. The increases in leasing activity and machinery and equipment acquisitions were financed primarily by increased borrowing.



                                    10 of 11

                                   SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.





                                      McCLAIN INDUSTRIES, INC.



Date:       MAY 9, 1997             By:   /s/ Carl Jaworski
      -------------------------         ------------------------------
                                        Carl Jaworski, Treasurer




Date:        MAY 9, 1997            By:   /s/ Kenneth D. McClain
      -------------------------         ------------------------------
                                        Kenneth D. McClain, President




                                   11 of 11

                                EXHIBIT INDEX



                                                              SEQUENTIALLY
  EXHIBIT                                                       NUMBERED
  NUMBER                     DESCRIPTION                          PAGE
-----------                  -----------                      --------------
    27                   Financial Data Schedule
