Form 10-Q
period 1997-06-30
MCCLAIN INDUSTRIES INC
filed 1997-08-14
CIK 63686

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1997
[ ]         TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


         Michigan                                           38-1867649
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
                                              ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 9, 1997.

Common Stock, No Par Value                           4,744,357
--------------------------                      ----------------
          Class                                 Number of Shares








                                    1 of 11

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MCCLAIN INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                       JUNE 30,          SEPTEMBER 30,
                                         1997                1996
                                      (unaudited)              *
                                    --------------       -------------

CURRENT ASSETS


Cash and Cash Equivalents            $ 1,507,580          $ 1,065,039
Accounts Receivable (Net)             18,244,577           18,502,950
Inventories                           32,249,506           25,577,000
Net Investment in Sales Type
   Leases - Current Portion            2,790,000            1,910,000

Prepaid expenses                         326,111              191,645
                                     -----------          -----------

   Total Current Assets               55,117,774           47,246,634
                                     -----------          -----------

Property and equipment                41,027,855           38,147,522
   Accumulated depreciation          (15,393,514)         (13,899,589)
                                     -----------          -----------

Net Property and Equipment            25,634,341           24,247,933
                                     -----------          -----------

Net Investment in Sales Type
   Leases - Less Current Portion       5,412,071            3,706,350
                                     -----------          -----------
Other Assets                           3,667,940            4,224,338
                                     -----------          -----------

Total Assets                         $89,832,126          $79,425,255
                                     ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES

Current Portion of Long-Term Debt     $2,900,000          $ 2,132,201
Accounts Payable                      15,246,938           10,547,642
Accrued Liabilities                    2,499,137            2,165,869
Federal and State Income Taxes           797,269               29,283
                                     -----------          -----------

Total Current Liabilities             21,443,344           14,874,995
                                     -----------          -----------

Deferred Income Taxes                  2,100,000            2,100,000
                                     -----------          -----------

Long Term Debt - Less
     Current Portion                  36,395,293           34,217,149
                                     -----------          -----------

Other Liabilities                      2,933,589            2,775,856
                                     -----------          -----------

Stockholders' Investment              26,959,900           25,457,255
                                     -----------          -----------

Total Liabilities and
     Stockholders' Investment        $89,832,126          $79,425,255
                                     ===========          ===========


See notes to condensed consolidated financial statements.
* Derived from audited financial statements

                                    2 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED




                         Three Months Ended           Nine Months Ended
                              June 30,                     June 30,
                        1997           1996          1997          1996
                        -------------------          ------------------

Net Sales              $26,082,847   $24,924,635    $66,372,622   $62,006,070
Cost of Sales           20,065,011    18,414,853     51,520,407    47,069,571
                       -----------   -----------    -----------   -----------

Gross Profit             6,017,836     6,509,782     14,852,215    14,936,499

Selling, General
and Administrative
Expenses                 3,564,626     3,069,875     10,207,635     9,483,823
                       -----------   -----------    -----------   -----------

Operating Profit         2,453,210     3,439,907      4,644,580     5,452,676
                       -----------   -----------    -----------   -----------

Other Income (Expense)

   Interest expense       (842,055)     (753,650)    (2,511,449)   (2,310,200)
   Interest income         304,540       196,096        884,975       559,481
   Other expense          (344,936)     ( 33,278)    (  820,937)     (440,394)
                       -----------   -----------    -----------   -----------

Net Other Expense         (882,451)     (590,832)    (2,447,411)   (2,191,113)
                       -----------   -----------    -----------   -----------

Income before
   Income taxes          1,570,759     2,849,075      2,197,169     3,261,563
   Income taxes            534,000       969,000        747,000     1,109,000
                       -----------   -----------    -----------   -----------

Net Income             $ 1,036,759   $ 1,880,075    $ 1,450,169   $ 2,152,563
                       ===========   ===========    ===========   ===========
Net Income Per Common
   Equivalent Shares   $       .21   $       .40    $       .30   $       .46
                       ===========   ===========    ===========   ===========

Weighted Average Number
   of Common and Common
   Equivalent  Shares
    Outstanding          4,773,727     4,698,042      4,773,727     4,698,042
                       ===========   ===========    ===========   ===========





See notes to condensed consolidated financial statements.







                                    3 of 11

                            MCCLAIN INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED





                                                        NINE MONTHS ENDED
                                                              JUNE 30,
                                                        ------------------
                                                        1 9 9 7   1 9 9 6
                                                        ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                            $1,450,169   $2,152,563
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                       2,685,268    1,885,700
   Common stock issued in lieu of cash                    20,244        4,246
    Changes in operating assets and liabilites
    which provided (used) cash:
     Current assets excluding
      cash & cash equivalents                         (7,428,600)  (2,863,752)
     Other assets                                     (1,605,890)  (1,000,881)
     Accounts payable                                  4,699,296    1,428,184)
     Accrued liabilities                                 333,268   (  127,057)
     Federal income tax                                  767,986      433,415
     Other liabilities                                   151,733      564,101
                                                     -----------   ----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES           1,079,474    2,476,519
                                                     -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (3,615,109)  (1,236,035)
                                                     -----------   ----------

   NET CASH USED IN INVESTING ACTIVITIES              (3,615,109)  (1,236,035)
                                                     -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions (repayments of) long term debt             2,945,943   (  540,790)
  Sale of common stock                                   129,201      169,219
  Redemption of common stock                           (  96,968)      -
                                                     -----------   ----------

  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     2,978,176   (  371,571)
                                                     -----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                442,541      868,913

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,065,039    1,173,370
                                                     -----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,507,580   $ 2,042,283
                                                     ===========   ===========



  See notes to condensed consolidated financial statements.


                                   4 of 11

                          MCCLAIN INDUSTRIES, INC.


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       NINE MONTHS ENDED JUNE 30, 1997


1.   Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

2.   Inventories

     Inventories at June 30, 1997 and September 30, 1996 are summarized as follows:

                                (Unaudited)
                               June 30, 1997      September 30,1996
                               -------------      -----------------

Material and Supplies          $14,512,278          $11,677,000
Work in Process                  8,707,367            6,776,000
Finished Goods                   9,029,861            7,124,000
                               -----------          -----------
                               $32,249,506          $25,577,000
                               ===========          ===========

3.   Earnings per Common Share and Common Equivalent Share

     Earnings per common share and common equivalent share were calculated using the weighted average number of common shares and common share equivalents outstanding during the period. The weighted average number of common shares actually outstanding was increased by the number of shares issuable on the exercise of the dilutive stock options when the market price of the common shares exceeds the option price granted. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been repurchased with the proceeds from the exercise of the stock options; those repurchases were assumed to have been made at the average price of the common stock during the period.









                                   5 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        NINE MONTHS ENDED JUNE 30, 1997


3.   Earnings per Common Share and Common Equivalent Share - (continued)

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS. Implementation of SFAS No. 128 is not expected to have a material impact on the Corporation's reporting of EPS. SFAS No. 128 is required to be implemented for periods ending after December 15, 1997.


4.   Depreciation

     For the nine months ended June 30, 1997 and 1996, depreciation charges were $2,228,700 and $1,791,124. respectively.


5.   Contingencies

     Legal Proceedings

     The Company is from time to time subject to various claims from existing or former employees alleging gender, age or racial discrimination and anti-union activity, none of which are expected to have a material adverse affect on the Company. In addition, as a manufacturer of industrial products, the Company is, from time to time, subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. While such claims have not been material to the Company in any year and the Company believes that it maintains adequate product liability insurance, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the Company. The Company is currently defending a few legal proceedings involving product liability claims relating to McClain, Galion Dump and E-Z Pack brand products. Galion Holding, pursuant to an indemnification it provided Peabody



                                    6 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        NINE MONTHS ENDED JUNE 30, 1997


5.   Contingencies - (continued)

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

     Selected financial data for the Company for the periods indicated:


                           (unaudited)                (unaudited)
                        Three Months ended         Nine Months ended
                             June 30,                   June 30,
                        1997          1996        1997           1996
                        -----         ----        ----           ----
Net Sales           $26,082,847   $24,924,635      $66,372,622   $62,006,070

Net Income          $ 1,036,759   $ 1,880,075      $ 1,450,169   $ 2,152,563

Net Earnings Per
Common and Common
Equivalent Share    $       .21   $       .40      $       .30    $      .46




                                             (unaudited)
                                                As of             As of
                                               June  30,      September 30,
                                                 1997              1996
                                              -----------     -------------

Working Capital                               $33,674,430       $32,371,639

Total Assets                                   89,832,126        79,425,255

Long-Term Debt                                 36,395,293        34,217,149

Stockholders' Investment                       26,959,900        25,427,255

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                              4,773,727         4,752,050

Current Ratio                                      2.57:1            3.18:1

Long-Term Debt to Stockholders'Equity              1.35:1            1.34:1



                                   8 of 11

                            MCCLAIN INDUSTRIES, INC.

     The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:



                                                (Unaudited)           (Unaudited)
                                           Three Months Ended       Nine Months Ended
                                                June 30,                June 30,
                                            -----------------       -----------------
                                            1997         1996       1997         1996
                                            ----         ----       ----         ----

Net Sales                                100.00%       100.00%     100.00%     100.00%
Cost of Sales                             76.93         73.88       77.62       75.91
                                         ------        ------      ------      ------

Gross Profit                              23.07         26.12       22.38       24.09

Selling, General &
Administrative Expenses                   13.67         12.32       15.38       15.30
                                         ------        ------      ------      ------

Operating Income                           9.40         13.80        7.00        8.79
Other Expenses                           ( 3.38)       ( 2.37)     ( 3.69)      (3.53)
                                         ------        ------      ------      ------

Income Before Income Taxes                 6.02         11.43        3.31        5.26

Provision for Income Taxes                 2.05          3.89        1.13        1.79
                                         ------        ------      ------      ------

Net Income                                 3.97%         7.54%       2.18%       3.47%
                                         ======       =======      ======      ======














                                   9 of 11

                            MCCLAIN INDUSTRIES, INC.

                      DISCUSSION OF RESULTS OF OPERATIONS



     Net sales for the quarter ended June 30, 1997 (Quarter 1997) increased 4.64% to $26.1 million from $24.9 million for the quarter ended June 30, 1996 (Quarter 1996). The increase in sales is attributable primarily to the acquisition of the Demopolis facility in August of 1996 (see the Company's annual report on Form 10-K for the year ended September 30, 1996). The restructuring and consolidation of certain national and regional refuse haulers continues to create intense competition among manufacturers in the Solid Waste Equipment Industry causing significant pressure on selling prices and gross margins. Management believes that the Company's continuing efforts to evaluate and upgrade its internal processes together with the diverse product line the Company has to offer will provide better cost conrols and increased sales allowing for stronger profits to be generated. Cost of sales increased to 76.92% for the Quarter 1997 compared to 73.88% for the Quarter 1996. Selling, General, and Administrative expenses increased to 13.67% of net sales for the Quarter 1997 compared to 12.32% for the Quarter 1996 due primarily to increased sales costs and the addition of the Demopolis facility.

     Net sales for the nine months ended June 30, 1997 increased to 7.04% to $66.4 million from $62.0 million for the nine months ended June 30, 1996. Cost of sales for the nine months ended June 30, 1997 increased to 77.62% from 75.91% for the nine months ended June 30, 1996. Selling, General, and Administrative expenses increased to 15.38% of net sales for the nine months ended June 30, 1997 from 15.30% for the nine months ended June 30, 1996.




                       DISCUSSION OF FINANCIAL CONDITION


     The Company had working capital of approximately $33.7 million at June 30, 1997 compared to $32.4 million at September 30, 1996. The ratio of current assets to current liabilities was 2.57 to 1 at June 30, 1997 compared to 3.18 to 1 at September 30, 1996. Cash flows provided by operations were approximately $1.1 million for the nine months ended June 30, 1997. During this period the Company utilized $3.6 million for the acquisition of machinery and equipment.


                                    10 of 11

                                  SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.









                                                McCLAIN INDUSTRIES, INC.



Date:    AUGUST 11, 1997          By:   /s/ Kenneth D. McClain
       --------------------           -------------------------------
                                        Kenneth D. McClain, President



Date:    AUGUST 11, 1997          By:   /s/ Mark S. Mikelait
       --------------------           -------------------------------
                                        Mark S. Mikelait, Treasurer

















                                    11 of 11

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

27                      Financial Data Schedule