Form 10-K405
period 1997-09-30
MCCLAIN INDUSTRIES INC
filed 1997-12-29
CIK 63686

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                 TO
                                      ---------------    -------------

                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


STATE OF MICHIGAN                                                     38-1867649
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

                                  Yes  X   No
                                      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     [ X ]

     As of December 11, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $8,509,392 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

     As of December 11, 1997, there were 4,751,373 shares of the Registrant's common stock issued and outstanding.

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

     The Company's executive offices are located at 6200 Elmridge Road, Sterling Heights, Michigan 48310 and its telephone number is (810) 264-3611.


PRODUCTS

     The Company manufactures and markets dump truck bodies and four solid waste handling equipment product lines: (1) containers; (2) compactors and baling equipment; (3) garbage and recycling truck bodies; and (4) transfer trailers. Sales of dump truck bodies accounted for approximately 23%, and sales of solid waste handling equipment accounted for approximately 75%, of the Company's consolidated net sales for the fiscal year ended September 30, 1997.

Dump Truck Bodies and Hoists

     Galion Dump Bodies manufactures steel dump truck bodies varying in capacity from two to twenty-five cubic yards at its Winesburg, Ohio facility. McClain-Georgia and McClain-Oklahoma, under license from Galion Dump Bodies, also manufacture dump truck bodies at their Macon, Georgia and Oklahoma City, Oklahoma facilities, respectively. Dump truck bodies are assemblies which are attached to a truck's frame or chassis, to allow the truck to carry and dump solid materials such as dirt, gravel or waste materials. Hoists are the hydraulic lift mechanisms used to tilt the dump body. Trucks with a dump body and hoist are commonly seen in use as "dump trucks". The products manufactured by Galion Dump Bodies are sold under the registered trademark "Galion". The trademark registration, if not renewed, will expire in the year 2001

Containers

     Detachable Roll-Off Containers and Roll-Off Hoists. McClain-Michigan, McClain-Alabama, McClain-Georgia, McClain-Ohio and McClain-Oklahoma manufacture several types of detachable roll-off containers and roll-off hoists at the Company's facilities in Sterling Heights, Michigan, Macon, Georgia, Demopolis, Alabama, Oklahoma City, Oklahoma, and Galion, Ohio. Detachable roll-off containers vary in capacity from ten to forty-five cubic yards and are transported with their contents to recycling centers, incinerators or landfill sites. Roll-off hoists consist of frames mounted on truck chassis which are hydraulically operated to load, transport and dump roll-off containers. Roll-off hoists are advertised and sold under the trade name "MAGNA-HOIST.

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

CUSTOMERS AND DISTRIBUTION

     For the fiscal year ended September 30, 1997, the Company's consolidated net sales were divided approximately 47% to distributors, 46% to solid waste handling companies, and 7% to other entities.

     During the fiscal year ended September 30, 1997, approximately 14.1% of the Company's total sales were made to Waste Management, Inc. No other single customer accounted for more than 10% of the Company's net sales for the fiscal years ended September 30, 1996 or 1995. The Company has no contracts with any of its customers and, accordingly, sells its products pursuant to purchase orders placed from time to time in the ordinary course of business. The Company delivers its products to its customers through the use of its own trucks or common carriers.

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

     The Company also engages independent distributors and dealers in various regions throughout the United States and certain foreign countries, for marketing its products to customers. The Company's dealers are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. As of December 1, 1997, there were approximately 277 authorized Company dealers located in numerous states and 19 authorized Company dealers, licensees and commissioned district managers in 10 foreign countries, each of which is independently owned. The Company is dependent on such dealers for a significant portion of its revenues. These dealers typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets. The Company believes that its dealers have enhanced and will continue to enhance the scope of the Company's marketing and sales efforts and have, to a certain extent, also enabled the Company to avoid certain significant costs associated with creating a more extensive direct sales network.

     The Company advertises its products under trade names and under its name in trade journals and brochures. Other marketing efforts include articles in trade publications, attendance at trade shows and presentations by the Company's personnel at industry trade conferences.

     The Company, through Leasing, also provides both sales-type financing and operating leases. At September 30, 1997, Leasing held net lease receivables of approximately $8.2 million.

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

Steel Processing

     Shelby Steel, a wholly-owned subsidiary of the Company, receives coiled steel and either warehouses or cuts and processes the steel at its River Rouge, Michigan facility to prescribed specifications. In addition to processing coiled steel for use by the Company, Shelby Steel also offers steel processing and warehousing services to third parties. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel. Its steel processing and warehousing sales are generally limited to customers in the Detroit metropolitan area. Sales to third parties represented 91.8%, 89%, and 78.6% of Shelby Steel's business and 1.9%, 1.2%, and 2.0% of the Company's consolidated net sales for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

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

BACKLOG AND INVENTORY

     The Company generally produces solid waste handling equipment and dump truck bodies pursuant to customer purchase orders. The Company includes in its backlog only firm product orders, which are subject to termination at will and rescheduling, without penalty. The Company's backlog was approximately $16.7 million and $11.5 million at September 30, 1997 and 1996, respectively. Substantially all of the Company's backlog is delivered within four weeks of the Company's receipt of purchase orders. Due to numerous factors, including termination of orders, rescheduling, possible change orders and delays, which affect production and delivery of the Company's products, there can be no assurance as to if or when cash receipts will be recognized from the Company's backlog. In addition, year to year comparisons of backlog are not necessarily indicative of future operating results. Although most of the Company's sales are based on orders for goods to be manufactured, the Company nevertheless carries certain amounts of finished goods inventory in order to meet customer delivery dates. In addition, from time to time, the Company manufactures units in excess of ordered units to "round out" production runs or to maintain base stock levels. At September 30, 1997, 1996 and 1995, the Company had inventory of $31.0 million, $25.6 million and $31.2 million, respectively.

EMPLOYEES

     The Company had approximately 740 employees as of December 12, 1997.
Sixty of the Company's hourly employees are represented by the McClain Hourly Employees' Union pursuant to a collective bargaining agreement which expires September 16, 1999. The 130 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires June 12, 2000. The 46 hourly employees of McClain-Ohio are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires November 1, 1999. On February 23, 1995 the National Labor Relations Board (the "NLRB") conducted an election in response to a petition filed by the Shopmen's Local Union No. 616 of the International Association of Bridge, Structural and Ornamental Iron Workers (AFL-CIO) (the "Union") to represent the hourly employees at the McClain-Georgia facility in Macon, Georgia. The ballots of 11 employees were challenged as ineligible. The Union filed charges against the Company asserting that it committed various unfair labor practices which affected the election results and that the challenged ballots should be counted. On October 17, 1996, the NLRB issued a Decision, Order and Direction upholding the unfair labor practice charges, and on November 5, 1996, the NLRB determined that the results of the election were in favor of the Union. The Company continues to vigorously defend against the unfair labor practice allegations. The Company does not believe a final decision upholding the Union certification or the unfair labor practice charges would have a material adverse affect on the Company. The Company believes that relations with the hourly employees at McClain of Georgia are generally satisfactory. There have been no work stoppages due to labor difficulties.

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

ITEM 2.  PROPERTIES

     In the aggregate, the Company owns or leases approximately 968,500 square feet of real property located in Michigan, Ohio, Georgia, Oklahoma, Alabama and New York. The Company owns three facilities in Michigan, three facilities in Ohio, one facility in Georgia, one facility in Oklahoma and one facility in Alabama. The properties that the Company owns or leases consist of the following:


                                                              OWNED       SQUARE
      LOCATION                                                OR LEASED  FOOTAGE
--------------------------                                    ---------  -------
Sterling Heights, Michigan                                     Owned      37,000
Sterling Heights, Michigan                                    Leased      18,000
Kalamazoo, Michigan                                            Owned      55,000
River Rouge, Michigan                                          Owned      50,000
Galion, Ohio                                                   Owned     365,000
Winesburg, Ohio                                                Owned      67,500
Winesburg, Ohio                                                Owned      16,000
Winesburg, Ohio                                                Owned      15,200
Macon, Georgia                                                 Owned     114,500
Oklahoma City, Oklahoma                                        Owned     100,000
Demopolis, Alabama                                             Owned     102,000
Buffalo, New York                                             Leased      28,300


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

     The Company's Georgia facility is an approximately 114,500 square foot manufacturing facility on 13.2 acres in Macon, Georgia. This facility was reorganized, during Fiscal 1997 to manufacture dump bodies, and roll-off hoists to sell principally in the Southeast.

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

     McClain-Michigan's Sterling Heights, Michigan facility and McClain-Ohio's Ohio facility are currently operating at approximately 80% of capacity. The Oklahoma facility is currently operating at 65% of capacity. The Georgia facility is currently operating at 30% of capacity. The Alabama facility is currently operating at 60% capacity. The E-Z Pack portion of the Galion, Ohio facility is currently operating at 75% of capacity. The Winesburg, Ohio facility is currently operating at 90% of capacity. The Kalamazoo, Michigan facility is currently operating at 60% of capacity. The EPCO facility is currently operating at 60% capacity. The determination of the productive capacity on each facility actually used by the Company is a function of the mix of products being produced at such facility and the pricing of such products. The production capacity figures set forth in this paragraph reflect the mix of products presently produced by each facility and the present pricing of such products. The Company enjoys expandable capacity at most of these facilities depending on double-shifting and other performance enhancing activities.

     The facilities owned and leased by the Company are well maintained and in good operating condition. Its plants and equipment are subject to various liens and encumbrances which collateralize certain obligations. See Notes 8 and 9 of Notes to Consolidated Financial Statements.


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



                                                   SALES PRICE
                                                        OF
                                                   COMMON STOCK
                                                  --------------
                                                   HIGH    LOW
                                                  ------  ------
        FISCAL YEAR ENDED SEPTEMBER 30, 1996
            First Quarter                           7.00    3.375
            Second Quarter                          5.00    3.50
            Third Quarter                           6.125   3.875
            Fourth Quarter                          6.5     4.875

        FISCAL YEAR ENDED SEPTEMBER 30, 1997
            First Quarter                          7.25  4.75
            Second Quarter                         6.75  4.625
            Third Quarter                          5.50  4.25
            Fourth Quarter                         5.0   4.25

     On December 11, 1997, the last reported sales price for the Common Stock as reported by Nasdaq/NMS was $4.25. As of such date there were approximately 241 holders of record of the Common Stock. The Company believes there are a substantial number of beneficial owners of the Company's Common Stock whose shares are held in street name. The Company has never paid any cash dividends. The payment of dividends by the Company is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's operations.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for each of the Company's last five fiscal years ended September 30 are as follows:


================================================================================================
                                    1997         1996         1995         1994         1993
                                ------------  -----------  -----------  -----------  -----------
Gross Sales                     $91,329,737   $84,680,797  $82,263,202  $79,166,990  $61,794,822

Sales Net of
Customer Discounts              $90,061,170   $84,221,810  $81,569,427  $78,540,233  $61,536,111

Net Income                      $(1,703,780)   $2,384,957   $2,462,755   $3,250,996   $2,110,838

Net Earnings Per
Common and Common
Equivalent Share,(1), (2)             $(.36)         $.50         $.53         $.71         $.51

                                                      AS OF SEPTEMBER 30,
Working Capital                 ----------------------------------------------------------------
Total Assets                     $33,520,003  $32,371,639  $33,868,556  $21,997,601  $10,664,115

Long-Term Debt                   $87,185,567  $79,425,255  $73,899,197  $58,189,747  $49,562,268

Stockholders'                    $38,513,490  $34,217,149  $31,170,287  $18,039,869   $7,022,215

Investment                       $23,804,091  $25,457,255  $22,841,274  $19,359,709  $15,794,210

Weighted Average
Number of Common
Equivalent Shares
Outstanding(1), (2)                4,729,281    4,752,050    4,657,476    4,608,137    4,104,076

Current Ratio                         2.63:1       3.18:1       3.37:1       2.49:1       1.55:1

Long Term Debt to
Equity                                1.62:1       1.34:1       1.36:1       0.93:1       0.44:1
================================================================================================

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

     The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:


                                        YEAR ENDED
                                       SEPTEMBER 30,
                        -------------------------------------------
                         1997     1996     1995     1994     1993
                        -------  -------  -------  -------  -------
Net Sales               100.00%  100.00%  100.00%  100.00%  100.00%
Cost of Sales            82.74    79.65    78.35    78.12    78.13
                        ------   ------   ------   ------   ------
Gross Profit             17.26    20.35    21.65    21.88    21.87
Selling, General &
Administrative
Expenses                 15.15    13.60    14.52    13.48    15.00
Restructuring and
Impairment Charge         1.95       --       --       --       --
                        ------   ------   ------   ------   ------
Operating Profit           .16     6.75     7.13     8.40     6.87
Other Expense             2.37     2.48     2.59     2.19     2.18
                        ------   ------   ------   ------   ------
Income (Loss) Before
Income Taxes             (2.21)    4.27     4.54     6.21     4.69
Income Taxes (Benefit)    (.32)    1.45     1.55     2.09     1.27
                        ------   ------   ------   ------   ------
Net Income (Loss)        (1.89)%   2.82%    2.99%    4.12%    3.42%
                        ======   ======   ======   ======   ======

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

RESULTS OF OPERATIONS

Comparison of year ended September 30, 1997 to year ended September 30, 1996

     Net sales for the fiscal year ended September 30, 1997 increased 6.93% to $90.1 million compared to $84.2 million for the fiscal year ended September 30, 1996. This increase was primarily due to the acquisition of the Alabama facility in late fiscal 1996 which resulted in an increase in container sales of approximately $10.0 million. Sales of the Company's other products, with the exception of balers which declined approximately $1.8 million, remained essentially stable during Fiscal 1997.

     Gross profit as a percentage of sales declined to 17.26% for fiscal 1997 from 20.35% for Fiscal 1996, and a net loss from operations of approximately $1.7 million was generated. The decline in gross profit and the net loss from operations were due in large part to a change in the products produced at the Company's Georgia facility, the decision to close the Epco facility as a result of slumping baler sales, certain errors in the Company's pricing models which resulted in the Company setting inadequate prices for its products, and a slowdown in the capital expenditures of many of the national and regional hauling companies.

     In Fiscal 1997, the Company transferred the production of its roll off containers from Georgia to Alabama and the production of its roll-off hoists from Michigan to Georgia. In addition, the Company completely redesigned its roll-off hoists. The time spent by the Company in implementing these changes combined to create a significant loss in production time at Georgia, causing a pretax loss of approximately $1.7 million at that facility. These shifts in production also created certain temporary losses in production time at both the Alabama and Michigan facilities further reducing margins.

     The recycled paper market remained soft throughout the year causing baler sales to slump. As a result, the Company had a pretax operating loss of approximately $0.6 million. Because of this slump in baler sales and management's projection of continued depressed future baler sales, management determined that it would be unable to profitably produce balers at the Epco facility. The Company has decided to close the Epco facility and move the baler production to one of its Ohio facilities which has excess capacity, thereby eliminating the overhead expenses related to the Epco facility. As a result of this decision, the Company recognized in Fiscal 1997 a pretax restructuring and impairment charge of approximately $1.75 million, which consisted of goodwill of $1.15 million, the write-down of leasehold improvements and other assets of $0.3 million, and costs associated with the closing of the leased facility of $0.3 million.

     In Fiscal 1993, Company-wide accounting and manufacturing software was installed. Initially, the Company focused on utilizing the accounting modules of the software. It was not until Fiscal 1995 that the Company began to incorporate the manufacturing modules of the software. During the phase-in of these manufacturing modules, certain cost factors related primarily to scrap and other safety margins which the Company historically used in its pricing models were overlooked causing the Company to set the prices of its goods too low.
This error went undetected until the end of Fiscal 1997, at which time management performed a detailed evaluation of all pricing models and product costs, which prompted an increase in the selling prices of most of the Company's products in the range of 2% to 4%, effective December 1, 1997.

     The solid waste hauling industry is currently going through a period of consolidations and reorganizations. Certain regional companies have merged or acquired smaller local haulers, and the two largest hauling companies in the United States are currently undergoing reorganizations after years of rapid growth. Because of these consolidations and reorganizations, many of the national and larger regional hauling companies have reduced their capital expenditures, creating significant downward pressure on the Company's selling prices and lower margins.

     The Company's inventory levels increased to $31.0 million at the end of Fiscal 1997 from $25.6 million at the end of Fiscal 1996. This increase was primarily due to the Company's inability to adequately adjust its purchasing plan in response to the slowdown in capital purchases by certain national hauling companies discussed above.

     Selling, general and administrative expenses increased to 15.15% as a percentage of net sales during Fiscal 1997 compared to 13.60% for Fiscal 1996. This increase was attributed primarily to increased selling expenses, increased bad debt write-offs, and a more conservative product liability accrual. To strengthen its position in the market as a provider of a complete line of solid waste hauling equipment, the Company decided to increase its advertising, expand its trade show activity and hire additional sales people. The Company believes that this approach will have positive long term effects on the Company's sales as the consolidations in the solid waste hauling industry continue. The Company suffered a significant bad debt write-off related to the failure of a national trailer manufacturer and experienced certain collection problems with some of the companies involved in the consolidations in the solid waste hauling industry. The Company does not anticipate further collection problems related to these consolidations.

Comparison of year ended September 30, 1996 to year ended September 30, 1995

     Net sales for the fiscal year ended September 30, 1996 amounted to $84.2 million compared to sales of $81.7 million for the fiscal year ended September 30, 1995, an increase of 2.93%. This increase in Fiscal 1996 sales was due primarily to an increase of $4.0 million in baler sales resulting from the EPCO acquisition in late Fiscal 1995. Sales of the Company's other products remained essentially stable during Fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's required level of working capital during Fiscal 1997 was consistent with that of Fiscal 1996, while long-term debt continued to increase due primarily to the Company's increased leasing activity and its on-going commitment to increased production efficiency by properly maintaining and upgrading its production facilities and machinery and equipment.

     The Company had working capital of approximately $33.5 million at September 30, 1997, compared to $32.4 million at September 30, 1996. The ratio of the Company's current assets to its current liabilities was 2.63:1 at September 30, 1997 compared to 3.18:1 at September 30, 1996. The Company's cash and short term investments totaled $2.4 million at September 30, 1997. Cash flows provided by operating activities were $1.1 million during Fiscal 1997. The Company also invested approximately $4.0 million in new machinery and equipment during Fiscal 1997. The Company's leasing subsidiary financed approximately $2.6 million of new leases in Fiscal 1997.


     The Company has begun preliminary negotiations with its primary lender to reduce the interest rate currently charged on its borrowed funds and to restructure the covenants in its various debt agreements. There can be no assurance that negotiations will result in more favorable debt terms to the Company. Additionally, the Company currently has set its budget for capital expenditures in Fiscal 1998 to approximately $2.0 million as compared to $4.1 million in Fiscal 1997. Despite the reduction in the Company's net income during 1997, management believes that the Company cash flow, together with the credit available to it under existing, or revised, debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months.

     The Company has several Revolving Credit Facilities with Standard Federal Bank, a federal savings bank ("Standard"), which provide maximum availability of $21 million for working capital needs and $1.5 million to fund demonstration equipment. At September 30, 1997, the Company had borrowed approximately $19.4 million under the working capital line and $0.8 million under the demonstrator line. Borrowings under the working capital line are limited to 80% of eligible accounts receivable and 50% of qualified inventory while the demonstrator line is limited to 85% of related equipment.

     The Company also has a Revolving Credit Facility with Standard used to finance certain of its lease receivables. The agreement calls for a maximum availability of $10.0 million with borrowings limited to 80% of eligible lease receivables. At September 30, 1997 approximately $6.3 million had been drawn on this facility.

     All borrowings with Standard are secured by substantially all of the assets of the Company. In addition, the loans contain various covenants including those requiring the Company to maintain certain current ratios, levels of tangible net worth and debt ratios, and restricting the amount of capital expenditures the Company may make each year. The Company has obtained waivers from Standard for the Company's non-compliance with certain of such covenants as of September 30, 1997. The revolving credit agreements bear interest at prime and expire in March 1999, at which time the Company expects to obtain renewals on the same or similar terms.

     The Company has agreements with two financial institutions to provide financing for its TRAC (Terminal Rental Adjustment Clause) Leasing Agreements. The agreements call for maximum availability of $8 million in lease commitments. Under these facilities, the Company may finance 100% of eligible lease receivables over the term of the related lease at a fixed interest rate determined at the time of the lease closing. The notes are secured by the related lease receivable. At September 30, 1997, approximately $5.0 million had been drawn on this facility.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:


                                                                          APPROXIMATE
                                                                                 DATE
                                                                              SERVICE
       NAME                  AGE                      OFFICE                    BEGAN
---------------------        ---        --------------------------------        -----

Kenneth D. McClain(1)        56         Chairman of the Board, Chief
                                        Executive Officer and President          3/68

Robert W. McClain(1)         61         Senior Vice President, Assistant
                                        Secretary and Director                   3/68

Raymond Elliott              63         Director                                 8/90

Walter J. Kirchberger        62         Director                                11/95

Carl Jaworski                54         Secretary                               10/72

Mark S. Mikelait             37         Treasurer                                9/94

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

     RAYMOND ELLIOTT has been a director of the Company since August 1990. He has been a Vice President of First of America Insurance Group since October 1996. Prior to that he was President and a director of Elliott & Sons Insurance Agency, Inc. and Michigan Benefit Plans Insurance Agency, Inc. since 1967. Mr. Elliott also serves as a director of the Boys and Girls Club of Troy, a charitable organization located in Troy, Michigan.

     WALTER J. KIRCHBERGER was elected to the Board of Directors in November 1995. Mr. Kirchberger is First Vice President - Research of PaineWebber Incorporated, and has served in such capacity for more than 25 years. He also serves as a director of Simpson Industries, Inc.

     CARL JAWORSKI has served as Secretary since October 1972. Mr. Jaworski was also a director and the Treasurer of the Company from October 1972 until April 1992. Mr. Jaworski also serves as Secretary and a director of Shelby Steel and Secretary of McClain-Georgia. Mr. Jaworski is the Secretary of E-Z Pack and a Vice President and Secretary of Sales.

     MARK S. MIKELAIT was elected Treasurer of the Company in May 1997 and joined the company in September 1994. Prior to that time Mr. Mikelait, a CPA, was employed as a Senior Manager by Rehmann Robson, the company's independent auditors, beginning in November 1985.

     The Company is required to identify each person who was an officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended September 30, 1997, the Company believes that all officers, directors and beneficial owners of more than 10% of the Company's registered equity securities timely filed all required reports.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following tables set forth all cash compensation paid to the Chief Executive Officer of the Company and the only other executive officers whose total annual salary and bonus from the Company exceeded $100,000 during the fiscal year ended September 30, 1997.

                           SUMMARY COMPENSATION TABLE


          Annual Compensation                   Long Term Compensation
----------------------------------------        ----------------------
      Name and        Fiscal    Salary                 Options/
 Principal Position    Year    Amount($)               SARs(#)
--------------------  -------  ---------              ----------
Kenneth D. McClain,    1997     $226,885                  ---
President/ CEO
                       1996      275,000                  ---

                       1995      219,675                13.333


Robert W. McClain,     1997     $183,335                  ---
Senior Vice President
                       1996      246,832                  ---

                       1995      216,582                 6,666


Carl Jaworski          1997     $107,207                  ---
Secretary
                       1996        ---                    ---

                       1995        ---                    ---

                      AGGREGATED OPTION/SAR EXERCISES AND
                    FISCAL YEAR-END OPTION/SAR VALUES TABLE


                      Shares
                     Acquired                  No. of Unexercised            Value of Unexercised
                    on Exercise   Value          Options/SARs at         In-The-Money Options/SARs at
                      in 1997    Realized        Fiscal Year-End              Fiscal Year-End(2)
                                           ---------------------------   ---------------------------
                                                             Not                             Not
                                           Exercisable  Exercisable(1)   Exercisable     Exercisable
                    -----------  --------  -----------  --------------   -----------     -----------
Kenneth D. McClain      -0-        -0-       26,975         8,879          $    -0-        $    -0-
Robert W. McClain       -0-        -0-       22,824         4,444          $    -0-        $    -0-

 (1) Stock options granted November 16, 1995 pursuant to the Company's 1989 Incentive Stock Plan (the "Incentive Plan"). Options must be exercised by November 15, 2000. Exercise price is $7.31 per share.

 (2) Value based on the average of the September 30, 1997 closing bid high and low price which was $4.63 per share.

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

     For the fiscal year ended September 30, 1997, 5,466 shares of Common Stock were issued under the Retainer Plan.

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


                                      AMOUNT AND
                                      NATURE OF    PERCENT OF
NAME AND ADDRESS                      BENEFICIAL   OUTSTANDING
OF BENEFICIAL OWNER                  OWNERSHIP(1)   SHARES(2)
-------------------                  ------------  -----------
Kenneth D. McClain
6200 Elmridge Road
Sterling Heights, MI  48310           1,464,339(3)    30.82%

Robert W. McClain
6200 Elmridge Road
Sterling Heights, MI  48310           1,131,246(4)    23.81%

June McClain
6200 Elmridge Road
Sterling Heights, MI  48310             337,178        7.10%

Lisa McClain Pfeil
6200 Elmridge Road
Sterling Heights, MI  48310             310,474(5)     6.53%

Raymond Elliott
290 Town Center
P.O. Box 890
Troy, Michigan  48084                    13,182        0.28%

Walter Kirchberger
2301 West Big Beaver Rd., Suite 800
Troy, Michigan 48084                      3,570        0.08%

All current executive officers and
directors as a group (6 persons)      2,749,163(6)    57.86%

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has a right to acquire within 60 days.

(2) Based on 4,751,373 shares of Common Stock issued and outstanding as of December 11, 1997. In addition, for purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security that such person or persons has or have the right to acquire within 60 days is also deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Includes 80,465 shares which executive officers and directors have the right to acquire pursuant to stock options exercisable within 60 days.

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

     The Company had sales of approximately $560,000 in Fiscal 1997 to McClain Leasing Corporation, an entity controlled by certain officers and directors of the Company.

     First of America Insurance Group, Inc., an entity that employs Raymond Elliott, a director of the Company, provided insurance to the Company during Fiscal 1997. Sales from this entity to the Company aggregated approximately $1.1 million during Fiscal 1997, for which this entity received fees and commissions in the approximate amount of $120,000.


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


Dated: December 29, 1997           McCLAIN INDUSTRIES, INC.


                                   By:/s/ Kenneth D. McClain
                                      ----------------------------------
                                         Kenneth D. McClain, President
                                         (Principal Executive Officer)


                                   And By:/s/ Mark S. Mikelait
                                          ------------------------------
                                         Mark S. Mikelait, Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  December 29, 1997          /s/ Kenneth D. McClain
                                   -------------------------------
                                   Kenneth D. McClain, Director


Dated:  December 29, 1997          /s/ Robert W. McClain
                                   -------------------------------
                                   Robert W. McClain, Director


Dated:  December 29, 1997          /s/ Raymond Elliott
                                   -------------------------------
                                   Raymond Elliott, Director


Dated:  December 29, 1997          /s/ Walter J. Kirchberger
                                   -------------------------------
                                   Walter J. Kirchberger, Director

                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------


                                Washington, D. C.



                                    Form 10-K

                                For Corporations



                                  ANNUAL REPORT



              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 and 1995





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

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

          INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------



                        CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets - September 30, 1997 and 1996

Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Investment for the years ended September 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

Notes to Consolidated Financial Statements





                                    SCHEDULES


The information required to be submitted in Schedule II - Valuation and Qualifying Accounts is included in the consolidated financial statements and notes thereto.

The following schedules are omitted as not required or not applicable:
         I, III, IV and V

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
McClain Industries, Inc. and Subsidiaries
Sterling Heights, Michigan



We have audited the accompanying consolidated balance sheets of McClain Industries, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McClain Industries, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.







Farmington Hills, Michigan
December 19, 1997

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND 1996

--------------------------------------------------------------------------------



                                ASSETS (NOTES 8 AND 9)                           1 9 9 7              1 9 9 6
                                                                             ----------------     ----------------
CURRENT ASSETS
   Cash and cash equivalents                                                 $      2,402,421     $      1,065,039
   Accounts receivable, net of allowance for doubtful accounts
     of $500,000 ($600,000 in 1996) (NOTE 4)                                       16,589,263           18,502,950
   Inventories (NOTE 5)                                                            31,011,766           25,577,000
   Net investment in sales-type leases, current portion                             2,900,000            1,910,000
   Prepaid expenses                                                                   362,029              191,645
   Refundable federal and state income taxes                                          837,638                    -
                                                                             ----------------     ----------------

TOTAL CURRENT ASSETS                                                               54,103,117           47,246,634
                                                                             ----------------     ----------------

PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 7)                                        25,240,624           24,247,933
                                                                             ----------------     ----------------

OTHER ASSETS
   Net investment in sales-type leases, net of
     current portion (NOTE 6)                                                       5,348,773            3,706,350
   Goodwill, net of amortization (NOTE 2)                                           1,704,132            3,453,772
   Other                                                                              752,878              390,141
   Equipment under construction                                                        36,043              380,425
                                                                             ----------------     ----------------

TOTAL OTHER ASSETS                                                                  7,841,826            7,930,688
                                                                             ----------------     ----------------








TOTAL ASSETS                                                                 $     87,185,567     $     79,425,255
                                                                             ================     ================










The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                LIABILITIES AND STOCKHOLDERS' INVESTMENT                         1 9 9 7              1 9 9 6
                                                                             ----------------     ----------------
CURRENT LIABILITIES
   Accounts payable                                                          $     14,132,646     $     10,547,642
   Current portion of long-term debt                                                2,800,000            2,132,201
   Accrued expenses (NOTE 10)                                                       2,790,468            2,165,869
   Accrued restructuring costs (NOTE 2)                                               610,000                    -
   Deferred income (NOTE 6)                                                           250,000                    -
   Federal and state income taxes                                                           -               29,283
                                                                             ----------------     ----------------

TOTAL CURRENT LIABILITIES                                                          20,583,114           14,874,995

Long-term debt, net of current portion (NOTE 9)                                    38,513,490           34,217,149

Product liability (NOTE 16)                                                         2,151,872            2,775,856

Deferred income taxes (NOTE 11)                                                     2,100,000            2,100,000
                                                                             ----------------     ----------------

TOTAL LIABILITIES                                                                  63,348,476           53,968,000
                                                                             ----------------     ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT
   Common stock, no par value, authorized 10,000,000 shares;
     issued and outstanding, 4,737,622 shares
     (4,693,916 shares in 1996) (NOTE 15)                                           5,887,486            5,803,870
   Retained earnings                                                               18,453,605           20,157,385
   Less amount due from officers (NOTE 13)                                           (504,000)            (504,000)
                                                                             ----------------     ----------------

TOTAL STOCKHOLDERS' INVESTMENT                                                     23,837,091           25,457,255
                                                                             ----------------     ----------------
                                                                             $     87,185,567     $     79,425,255
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                               ================     ================


                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



                                                   1 9 9 7          1 9 9 6          1 9 9 5
                                                ------------     ------------     ------------

Net sales                                       $ 90,061,170     $ 84,221,810     $ 81,659,427

Cost of sales                                     74,517,303       67,086,240       63,982,076
                                                ------------     ------------     ------------
GROSS PROFIT                                      15,543,867       17,135,570       17,677,351

Selling, general and administrative expenses      13,647,757       11,450,466       11,854,579
Restructuring and impairment charges (NOTE 2)      1,755,000                -                -
                                                ------------     ------------     ------------
INCOME FROM OPERATIONS                               141,110        5,685,104        5,822,772
                                                ------------     ------------     ------------
OTHER INCOME (EXPENSE)
   Interest expense                               (3,448,867)      (3,044,398)      (2,478,350)
   Interest income                                 1,215,877          795,519          410,221
   Other, net                                        101,100          178,732          (17,888)
                                                ------------     ------------     ------------
OTHER EXPENSE, NET                                (2,131,890)      (2,070,147)      (2,086,017)
                                                ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                 (1,990,780)       3,614,957        3,736,755

Income taxes (benefit) (NOTE 11)                    (287,000)       1,230,000        1,274,000
                                                ------------     ------------     ------------
NET INCOME (LOSS)                               $ (1,703,780)    $  2,384,957     $  2,462,755
                                                ============     ============     ============

Net income (loss) per common and
 common equivalent shares                             ($0.36)           $0.50            $0.53
                                                ============     ============     ============


Weighted average common
 and common equivalent shares outstanding          4,729,281        4,752,050        4,657,476
                                                ============     ============     ============






The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------





                                       COMMON STOCK                                AMOUNT
                               ----------------------------    RETAINED           DUE FROM
                                  SHARES         AMOUNT        EARNINGS           OFFICERS             TOTALS
                               -------------  -------------   ---------------   ----------------   ---------------
Balance at October 1,
  1994                             4,447,160  $   4,554,036   $    15,309,673   $       (504,000)  $    19,359,709
Shares issued                          4,981         19,899                 -                  -            19,899
Shares repurchased                       (98)        (1,089)                -                  -            (1,089)
Common stock issued in
  connection with EPCO
  acquisition                        135,701      1,000,000                 -                  -         1,000,000
Net income                                 -              -         2,462,755                  -         2,462,755
                               -------------  -------------   ---------------   ----------------   ---------------
Balance at September 30,
  1995                             4,587,744      5,572,846        17,772,428           (504,000)       22,841,274
Shares issued                        137,799        378,024                 -                  -           378,024
Shares repurchased                   (31,627)      (147,000)                -                  -          (147,000)
Net income                                 -              -         2,384,957                  -         2,384,957
                               -------------  -------------   ---------------   ----------------   ---------------
Balance at September 30,
  1996                             4,693,916      5,803,870        20,157,385           (504,000)       25,457,255
Shares issued                         56,971        157,695                 -                  -           157,695
Shares repurchased                   (24,467)      (136,968)                -                  -          (136,968)
Common stock issued in
  connection with EPCO
  acquisition                         11,202         62,889                 -                  -            62,889
Net loss                                   -              -        (1,703,780)                 -        (1,703,780)
                               -------------  -------------   ---------------   ----------------   ---------------
Balance at September 30,
  1997                             4,737,622  $   5,887,486   $    18,453,605   $       (504,000)  $    23,837,091
                               =============  =============   ===============   ================   ===============














The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



                                                               1 9 9 7             1 9 9 6             1 9 9 5
                                                           --------------      ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                       $    (1,703,780)    $     2,384,957     $     2,462,755
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities
     Depreciation and amortization                               4,893,701           2,550,935           2,179,992
     Deferred income taxes                                               -             660,000             375,000
     Provision for doubtful accounts                               432,511              49,400             205,000
     Loss or disposal of plant and equipment                         4,032               3,981              22,067
     Common stock issued to directors for services                  28,494              18,613              11,510
     Common stock issued in connection
       with EPCO acquisition                                        62,889                   -                   -
     Net changes in operating assets and liabilities
       which provided (used) cash, net of effects in
       1996 and 1995 of business acquisitions:
        Accounts receivable                                      1,481,176          (3,987,569)         (3,067,591)
        Inventories                                             (5,434,766)          6,072,095          (7,721,234)
        Net investment in sales-type leases                     (2,632,423)         (2,055,386)         (1,684,275)
        Prepaid expenses and other assets                       (1,086,661)           (300,974)           (195,718)
        Accounts payable                                         3,585,004           1,357,333          (1,909,327)
        Accrued expenses                                         1,455,314            (735,656)            277,852
                                                           ---------------     ---------------     ---------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                           1,085,491           6,017,729          (9,043,969)
                                                           ---------------     ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of plant and equipment                             (4,080,499)         (1,991,316)         (3,995,109)
   Payments on liabilities assumed upon the
     Galion acquisition                                           (623,984)         (1,371,214)           (809,902)
   Proceeds from sale of plant and equipment                             -              22,331              30,112
                                                           ---------------     ---------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES                           (4,704,483)         (3,340,199)         (4,774,899)
                                                           ---------------     ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                 10,078,495           2,139,126          22,927,180
   Repayments of long-term debt                                 (5,114,354)         (5,137,398)         (9,639,955)
   Sale of common stock under stock option plan                    129,201             359,411               8,389
   Repurchase of common stock                                     (136,968)           (147,000)             (1,089)
                                                           ---------------     ---------------     ---------------
Net cash provided by (used in) financing activities              4,956,374          (2,785,861)         13,294,525
                                                           ---------------     ---------------     ---------------
Net increase (decrease) in cash and
  cash equivalents                                               1,337,382            (108,331)           (524,343)
Cash and cash equivalents, beginning of year                     1,065,039           1,173,370           1,697,713
                                                           ---------------     ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $     2,402,421     $     1,065,039     $     1,173,370
                                                           ===============     ===============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



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

         Principles of Consolidation

         The consolidated financial statements include the accounts of McClain Industries, Inc., and its wholly-owned subsidiaries (Galion Holding Company, Shelby Steel Processing Co., McClain of Georgia, Inc., McClain of Ohio, Inc., McClain of Oklahoma, Inc., McClain of Alabama, Inc., McClain EPCO, Inc., McClain Group Leasing, Inc., McClain Tube Company, McClain International FSC, Inc., an international sales corporation, and McClain Group Sales, Inc., a corporation owned jointly by McClain Industries, Inc. and the two operating subsidiaries of Galion Holding Company). In July 1995, the Company acquired and began operating a wholly-owned subsidiary, McClain EPCO, Inc., a business incorporated in the State of New York (Note 2). In August 1996, McClain of Alabama, Inc. was formed and acquired a roll-off container manufacturing facility (Note 2). All significant intercompany accounts and transactions have been eliminated.

         Concentration Risks

         The Company grants trade credit to its customers in the normal course of business. No collateral is required. Concentrations of credit risk with respect to trade receivables generally are limited due to the relatively large number of customers comprising the Company's customer base and its geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been insignificant and generally within management's expectations.

         Sales to a major customer aggregated $12,896,000 or approximately 14.1% of total net sales for the year ended September 30, 1997.

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

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



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

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash in the amount of $1,046,193 at September 30, 1997 is restricted in accordance with the terms of debt agreements as further discussed in
         Note 9.

         Sales-Type Leases

         The Company, through McClain Group Leasing, Inc., offers lease financing to certain purchasers of the Company's products. These leases meet the criteria for classification as capitalized leases and are accounted for as sales-type leases, whereby sales and gross profit are recognized at the inception of the lease. Accordingly, an investment is reflected on the accompanying balance sheets in an amount equal to the gross minimum lease payments receivable less unearned finance income. Unearned finance income is amortized in such a manner as to produce a constant periodic rate of return on the net investment in the lease.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill

         Goodwill representing the purchase price in excess of the fair values of net assets acquired is amortized on a straight line basis. The amortization period is estimated based upon management's judgements and generally ranges from 5 to 40 years. Accumulated amortization as of September 30, 1997 and 1996 was $440,350 and $174,053, respectively.

         A significant portion of goodwill attributable to certain business combinations has arisen in recent years. While management believes that these costs will be recovered from the profitable operating of these businesses in the future, a change in the estimates of the applicable recovery periods or the development of unfavorable business conditions pertinent to these operations could adversely affect the Company's operating results (see Note 2).

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

         Fair Values of Financial Instruments

         The carrying amount of cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amounts of long-term debt approximate their fair values because the interest rates are representative of, or change with, market rates.

         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted, and upon initial application, all prior period EPS data is required to be restated. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's EPS amounts.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Common Stock Issued to Directors for Services

         Common stock is issued from time to time in lieu of cash for services provided to the Company by Directors of the Company and is recorded as compensation expense generally at the fair value on the date of issuance.

         Revenue Recognition

         Sales are recorded by the Company when the products are delivered to independent distributors or other customers.

         Reclassifications

         Certain amounts reported in 1996 and 1995 have been reclassified to conform to the 1997 presentation.


2.       BUSINESS ACQUISITIONS

         Container Manufacturing Facility

         On August 29, 1996, the Company acquired the Demopolis, Alabama roll-off container manufacturing facility and related equipment and properties operated by Waste Management of Alabama, Inc. (Waste), in a business combination accounted for as a purchase. The Company paid approximately $5,700,000 in cash at the closing, which was allocated to the assets received as follows:


                    Plant, including land            $    1,615,000
                    Machinery and equipment               1,911,250
                    Inventories                             400,000
                    Goodwill                              1,773,750
                                                     --------------
                                                     $    5,700,000
                                                     ==============

         Goodwill resulting from this acquisition is being amortized over five years.

         In connection with this transaction, Waste agreed to use reasonable commercial efforts to purchase annually from the Company, containers and related other manufactured products in an amount that is not less than $25,000,000 in sales per year during the five calendar years following the closing. In this event, the Company has agreed to pay to Waste up to $1,200,000 during each year. If Waste purchases less than $25,000,000 annually, the $1,200,000 amount is to be reduced in accordance with the terms of the acquisition agreement. The Company accounts for such payments as sales discounts when and as earned by Waste. For the year ended September 30, 1997 $400,480 has been recorded as sales discounts in connection with post-acquisition sales of $11,613,993 made to Waste pursuant to the agreement.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



2.       BUSINESS ACQUISITIONS (CONTINUED)

         McClain of Alabama, Inc. sales amounted to $9,300,000 during the year ended September 30, 1997.

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

         The purchase price of EPCO was $1,000,000 which was paid at closing by the issuance of 135,701 shares of unregistered common stock valued at the market price of approximately $7.37 per share, determined for a period immediately preceding the acquisition date. The purchase price was significantly in excess of the fair values of the net assets acquired and such excess was substantially allocated to goodwill, which is being amortized over fifteen years. Additional consideration not to exceed $500,000 is payable in additional shares of the Company's common stock contingent upon EPCO sales exceeding specified amounts during the three-year period ending on September 30, 1998.

         Results of operations of EPCO have been included in the Company's consolidated financial statements since the date of acquisition. EPCO sales during the years ended September 30, 1997 and 1996 were approximately $3,200,000 and $4,729,000, respectively.

         Restructuring and Impairment Charges

         In September 1997, the Company decided to restructure its baler operations based upon an evaluation of sales levels to date, anticipated levels of business in 1998 and beyond, and unsatisfactory operating results. The plan involves the shift of all baler production from the Company's facility in Buffalo, New York to its Winesburg, Ohio plant, the abandonment of the leased premises in Buffalo, and the transfer of moveable property and equipment to other locations. The related restructuring and impairment charge of $1,755,000 consists principally of a writeoff of goodwill of $1,145,000, the writedown of leasehold improvements and other assets of $310,000, and costs associated with the abandoned leased facilities of $300,000. After an income tax benefit of $207,000, which excludes the writeoff of goodwill not considered to be deductible, these actions reduced reported operating results by $1,548,000 or $0.33 per share.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



3.       SUPPLEMENTAL CASH FLOWS INFORMATION

         Non-cash Investing and Financing Activities

         During the years ended September 30, 1997, 1996 and 1995, common stock valued at $28,494, $18,613 and $11,510, respectively, was issued to non-employee directors in exchange for services rendered.

         During the year ended September 30, 1997, common stock valued at $62,889 was issued in accordance with the EPCO purchase agreement (Note
         2).

         During the year ended September 30, 1996, the Company financed $5,700,000 of the Alabama acquisition by taking out a $5,300,000 term loan and borrowing $400,000 pursuant to the revolving credit facilities provided by its principal lender (Note 9).

         Non-cash investing and financing transactions during the year ended September 30, 1995 consisted of the EPCO acquisition and placing into service certain equipment valued at approximately $426,000, which had previously been included in other assets.

         The Company issued common stock valued at $1,000,000 in connection with the EPCO acquisition, which is summarized as follows:


                   Fair value of assets acquired     $      876,000
                   Goodwill assigned                      1,203,000
                   Liabilities assumed                   (1,079,000)
                                                     --------------
                   Total consideration exchanged     $    1,000,000
                                                     ==============

         Other Cash Flows Information

         Cash paid for interest amounted to $3,223,867 for 1997, $3,044,398 for 1996, and, $2,482,481 for 1995. Cash paid for federal income taxes amounted to $350,000 for 1997, $1,198,137 for 1996, and $945,314 for
         1995.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



4.       ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The following is a summary of changes in the allowance for doubtful accounts for each of the three years in the period ended September 30, 1997:


                                             1 9 9 7           1 9 9 6            1 9 9 5
                                          -------------     --------------     -------------
Balance, beginning of year                $     600,000     $      600,000     $     425,800
Add provision charged
   against income                               432,500             49,400           205,000
Less uncollectible accounts
   written off, net of recoveries              (532,500)           (49,400)          (30,800)
                                          -------------     --------------     -------------
Balance, end of year                      $     500,000     $      600,000     $     600,000
                                          =============     ==============     =============



5.       INVENTORIES

         Inventories

         Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized for certain inventories, while the FIFO (first-in, first-out) method is utilized for the remaining inventories. The major components of inventories were as follows at September 30:


                                                       1 9 9 7               1 9 9 6
                                                   ----------------      ----------------
Materials and chassis                              $     17,221,766      $     14,331,000
Work-in-process                                           6,664,000             6,776,000
Finished goods                                            7,126,000             4,470,000
                                                   ----------------      ----------------
                                                   $     31,011,766      $     25,577,000
                                                   ================      ================

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



6.       LEASING OPERATIONS

         Sales-Type Leases

         The Company provides financing contracts for the sales of various manufactured products to certain of its customers. Such financing is principally structured in the form of finance leases, typically for a five-year term, which are accounted for as sales-type leases. The net investment in these sales-type leases is comprised of the following amounts at September 30:


                                                       1 9 9 7               1 9 9 6
                                                   ----------------      ----------------
Gross minimum lease payments collectible
  in monthly installments                          $     10,825,166      $      7,575,657
Less advance lease payments and
  deposits received                                         249,737               210,705
                                                   ----------------      ----------------
Subtotal                                                 10,575,429             7,364,952
Less unearned finance income                              2,326,656             1,748,602
                                                   ----------------      ----------------
Total net investment in sales-type leases                 8,248,773             5,616,350
Current portion                                           2,900,000             1,910,000
                                                   ----------------      ----------------
Noncurrent portion                                 $      5,348,773      $      3,706,350
                                                   ================      ================

         Gross minimum lease payments are collectible in the following scheduled annual amounts for the years succeeding September 30, 1997:


     YEAR ENDING
    SEPTEMBER 30                                           AMOUNT
    ------------                                     ---------------
         1998                                        $     3,595,645
         1999                                              3,066,874
         2000                                              2,009,331
         2001                                              1,163,297
         2002                                                740,282
                                                     ---------------
GROSS MINIMUM AMOUNT COLLECTIBLE                     $    10,575,429
                                                     ===============

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



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

         The gross profit from the sale of these products is deferred and recognized to income in proportion to the related gross rental charged to expense over the term of the lease arrangement. Rental expense for the leaseback of the products was $1,212,392 and $316,486 during the years ended September 30, 1997 and 1996, respectively. As of that date, minimum scheduled rental payments under these operating lease arrangements in future years are summarized as follows:


     YEAR ENDING
     SEPTEMBER 30                                          AMOUNT
     ------------                                    --------------
         1998                                        $    1,175,000
         1999                                             1,175,000
         2000                                             1,175,000
         2001                                             1,175,000
         2002                                             1,173,660
                                                     --------------
GROSS MINIMUM RENTAL PAYMENTS                        $    5,873,660
                                                     ==============

         Total residual values guaranteed by the Company under these leasing arrangements approximates $750,000 as of September 30, 1997.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided primarily using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Estimated useful lives range from 20 to 40 years for buildings and improvements, and 3 to 30 years for machinery and equipment and furniture, fixtures, and vehicles. Expenditures for maintenance and repairs are charged to expense are incurred, and significant betterments are capitalized.

         Property, plant and equipment consisted of the following amounts as of September 30:


                                                       1 9 9 7               1 9 9 6
                                                   ----------------      ----------------
Land                                               $      2,281,480      $      2,233,906
Buildings and improvements                               13,673,209            13,447,349
Machinery and equipment                                  21,584,020            18,835,127
Furniture, fixtures and vehicles                          3,931,764             3,631,140
                                                   ----------------      ----------------
                                                         41,470,473            38,147,522
Less accumulated depreciation                            16,229,849            13,899,589
                                                   ----------------      ----------------
Property, plant and equipment, net                 $     25,240,624      $     24,247,933
                                                   ================      ================

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



8.       LINES OF CREDIT

         The Company and certain of its subsidiaries are party to the following line of credit agreements with financial institutions as of September 30:


                                                                     1 9 9 7             1 9 9 6
                                                                 ----------------    ---------------
Revolving lines of credit providing for maximum
availability of up to $21,000,000.  Borrowings are
limited to 80% of the eligible accounts receivable and
50% of qualified inventory and are subject to interest at
the bank's prime rate (8.50% at September 30, 1997).             $     19,372,244    $    15,887,347
Revolving line of credit providing for maximum
availability of up to $1,500,000.  Borrowings are limited
to 85% of the cost of demonstrator units and are subject
to interest at the bank's prime rate.                                     767,530          1,053,000

The above agreements are collateralized by substantially all the assets of the Company and contain various covenants requiring the Company to maintain certain financial ratios. The agreements also prohibit the Company from incurring additional indebtedness other than subordinated indebtedness and limit plant and equipment acquisitions to $4.5 million per fiscal year.
These agreements expire in March 1999, at which time the Company expects to obtain renewals upon the same or similar terms.

Line of credit providing for maximum availability
of up to $10,000,000 and $7,500,000 in 1997 and 1996,
respectively. Borrowings are limited to 80% of eligible
lease receivables and are subject to interest at the
bank's prime rate. The agreement is collateralized by
certain equipment leases held by the Company's leasing
subsidiary. This agreement expires in March 1999, at which
time the Company expects to obtain a renewal upon the
same or similar terms.                                                  6,249,290          5,149,620
                                                                 ----------------    ---------------
Total lines of credit borrowings (NOTE 9)                        $     26,389,064    $    22,089,967
                                                                 ================    ===============

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



9.       LONG-TERM DEBT

         Long-term debt consisted of the following obligations as of September
         30:


                                                                   1 9 9 7             1 9 9 6
                                                               ---------------     ---------------
Promissory notes to a bank, collateralized by certain
assets as disclosed in Note 8.  The notes are payable in
monthly installments of $160,000 plus interest at rates
ranging from prime to prime plus 1/8% as published
in the Wall Street Journal (effective rates of 8.50% to
8.625% at September 30, 1997), maturing at various
dates through May 2002.                                        $     7,348,253     $    11,425,953

Promissory notes to banks, collateralized by
commercial mortgages on certain real estate, payable
in monthly installments of $28,300 plus interest
ranging from the bank prime rate to prime plus 1/4%
(effective rates of 8.50% to 8.75% at September 30,
1997), maturing at various dates through January
2000.                                                                2,351,173           2,833,430

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



9.       LONG-TERM DEBT (Continued)


Industrial Revenue Bonds, collateralized by a bank
letter of credit. The bonds are payable in
annual installments of $525,000 through April 2007.
The bonds bear interest, payable monthly, at either
a fixed term, or a variable rate (effective rate of
4.2% at September 30, 1997) as determined by the
bond holder.                                                   $     5,225,000     $             -
Lines of credit borrowings (Note 8)                                 26,389,064          22,089,967
                                                               ---------------     ---------------
Total debt                                                          41,313,490          36,349,350
Less current portion                                                 2,800,000           2,132,201
                                                               ---------------     ---------------
Long-term portion                                              $    38,513,490     $    34,217,149
                                                               ===============     ===============

         Scheduled aggregate principal maturities of long-term debt for years succeeding September 30, 1997 are presented below:


   YEAR ENDING
   SEPTEMBER 30                                           AMOUNT
   ------------                                      ----------------
      1998                                           $      2,800,000
      1999                                                 29,328,243
      2000                                                  3,769,419
      2001                                                  1,853,330
      2002                                                    908,853
   Thereafter                                               2,653,645
                                                     ----------------
     TOTAL                                           $     41,313,490
                                                     ================

         As of September 30, 1997, the Company was in violation of certain financial covenants contained in the debt agreements. In December 1997 the Company obtained from its principal lender a written waiver of the lender's rights to accelerate repayment of the debt arising from these instances of covenant noncompliance and intends to negotiate revised covenants which are considered more compatible with current operations. Accordingly, these obligations are classified on the accompanying consolidated balance sheets based on their terms.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



10.       ACCRUED EXPENSES

         Accrued expenses included on the accompanying consolidated balance sheets consist of the following amounts at September 30:


                                                       1 9 9 7               1 9 9 6
                                                   ----------------      ----------------
Compensation                                       $        577,772      $        374,385
Vacation and holiday pay                                    534,953               495,097
Taxes                                                             -               221,902
Insurance                                                   514,040               307,822
Commission                                                  622,685               159,755
Other                                                       541,018               606,908
                                                   ----------------      ----------------
TOTAL                                              $      2,790,468      $      2,165,869
                                                   ================      ================


11.      INCOME TAXES

         The provision (benefit) for income taxes for each of the three years in the period ended September 30, 1997 consists of the following components:


                                               1 9 9 7           1 9 9 6           1 9 9 5
                                          -------------    ---------------    --------------
Current federal provision (benefit)       $    (287,000)   $       570,000    $      899,000
Deferred provision                                    -            660,000           375,000
                                          -------------    ---------------    --------------
TOTAL INCOME TAXES (BENEFIT)              $    (287,000)   $     1,230,000    $    1,274,000
                                          =============    ===============    ==============

         The effective income tax rate on consolidated pre-tax income differs from the federal statutory rate for the following reasons:



                                         1 9 9 7               1 9 9 6               1 9 9 5
                                    -------------------  --------------------  --------------------
                                       AMOUNT       %       AMOUNT        %        AMOUNT       %
                                    ------------  -----  -------------  -----  -------------- -----
Provision (benefit) computed
   at statutory rate                $   (677,000)   (34) $   1,229,000     34  $    1,270,000    34
Nondeductible expenses                   389,000     19         31,000      1          26,000     1
Other                                      1,000      -        (30,000)    (1)        (22,000)   (1)
                                    ------------  -----  -------------  -----  -------------- -----
                                     $  (287,000)   (15)  $  1,230,000     34  $    1,274,000    34
                                    ============  =====  =============  =====  ============== =====

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



11.      INCOME TAXES (Continued)

         The balance of the net deferred income tax liability consists of temporary basis differences related to the following assets and liabilities as of September 30:


                                                       1 9 9 7               1 9 9 6
                                                   ----------------      ----------------
Taxable differences:
   Property and equipment                          $      2,651,000      $      2,081,000
   Inventory                                              1,226,000             1,562,000
                                                   ----------------      ----------------
Gross deferred tax liabilities                            3,877,000             3,643,000
                                                   ----------------      ----------------
Deductible differences:
   Product liability                                        740,000               944,000
   Accounts receivable                                      171,000               204,000
   Accrued expenses                                         727,000               389,000
   Goodwill                                                  82,000                     -
   Alternative minimum tax credit                            50,000                     -
   Other                                                      7,000                 6,000
                                                   ----------------      ----------------
Gross deferred tax assets                                 1,777,000             1,543,000
                                                   ----------------      ----------------
NET DEFERRED INCOME TAX LIABILITY                  $      2,100,000      $      2,100,000
                                                   ================      ================

         The components which comprise gross deferred taxes are predominantly noncurrent; as such, the entire related net liability is classified as noncurrent.


12.      EMPLOYEE PENSION AND PROFIT SHARING PLANS

         The Company and certain subsidiaries have qualified pension and profit sharing plans covering substantially all union employees. Contributions to the plans were calculated at an hourly rate as defined in the various union contracts. The Company also maintains a defined contribution pension plan qualified pursuant to Section 401(k) of the Internal Revenue Code for certain union employees and all eligible non-union employees. The Company makes matching contributions of specified percentages of participants' compensation. The cost of all of these plans was $407,739 in 1997, $334,924 in 1996, and $346,368 in
         1995.

         The Company has an employee stock bonus plan for full time, salaried and non-union employees. Company contributions are discretionary each year and are generally limited to 15% of participants' compensation. No contributions were made for the years ended September 30, 1997, 1996 and 1995.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



13.      RELATED PARTY TRANSACTIONS

         Leases

         The Company leases an operating facility from the mother of the President of McClain Industries, Inc. on a month-to-month basis with annual rentals totaling $42,000 in each of the years ended September 30, 1997, 1996 and 1995.

         Waste Stream Programs

         In connection with its acquisition of EPCO in July 1995, the Company entered into a consulting and commission agreement with Waste Stream Associates ("Waste Stream"), a partnership consisting of certain stockholders of the Company, to compensate Waste Stream in an amount equal to 50% of the pre-tax profit derived by EPCO from Waste Stream Programs, as defined. Such compensation was not significant for the years ended September 30, 1997, 1996 and 1995.

         Note Receivable

         The Company's office and operating facility, the Georgia facility and the Kalamazoo facility were leased from related party partnerships comprised of officers, directors and employees of McClain Industries, Inc. On August 2, 1993, the Company acquired these facilities in exchange for 360,000 shares of common stock. In November 1994, in connection with an aborted securities offering, the Company agreed to value these shares at a price based on the market value of such shares as of August 2, 1993, the date the transactions were consummated. This revaluation gave effect to the fact that the shares increased in value by $504,000 from March 29, 1993, the date the definitive agreements for the transactions were executed by the parties, to August 2, 1993. The Company's principal shareholders have agreed to reimburse that amount to the Company. A letter agreement was executed calling for equal annual principal payments to be received by the Company over a five-year period beginning on September 30, 1995, plus interest at the Company's cost of funds, which approximates the prime rate.

         Other

         Raymond Elliott, a director of the Company, serves as a Vice-President of First of America Insurance Group, Inc. This entity provided insurance at a cost of approximately $1,093,000, $1,200,000 and $1,300,000 to the Company during the years ended September 30, 1997, 1996 and 1995, respectively. These entities received fees and commissions in connection with these transactions of approximately $117,000, $120,000 and $129,000, respectively.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



13.      RELATED PARTY TRANSACTIONS (Continued)

         Product Sales

         The Company had product sales of approximately $560,000, $660,000 and $239,000, during the years ended September 30, 1997, 1996 and 1995, respectively, to a business controlled by the President of McClain Industries, Inc.


14.      STOCK BASED COMPENSATION PLANS

         The Company maintains the 1989 Retainer Stock Plan for Non-employee Directors and the McClain 1989 Incentive Stock Plan.

         Retainer Stock Plan

         The Retainer Stock Plan as adopted calls for reserving 133,333 shares of the Company's no par common stock and allows non-employee directors the option to receive payment of all or a portion of their directors fees in the form of shares of common stock at the fair market value of such shares on the date of issuance. For the years ended September 30, 1997, 1996 and 1995 the Company issued 5,466, 3,555 and 1,565, shares, respectively, of its common stock to such directors in exchange for services rendered.

         Incentive Stock Plan

         The Incentive Stock Plan as adopted calls for reserving 1,333,333 shares of the Company's no par common stock for the granting of stock awards to officers and key management personnel. The awards consist of incentive stock option (ISO) or non-qualified options, stock appreciation rights (SARs) and restricted share rights, and may be granted at the following prices at the date of grant: incentive stock options must be equal to or greater than the fair market value of common stock; stock appreciation rights and restricted share rights may be issued at a price which may not be less than 50% of the price of the common stock. Shares which have been issued under this plan vest in annual installments from the date of grant, over a three year period, and expire within 5 years from the date of grant.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



14.      STOCK BASED COMPENSATION PLANS (Continued)

         The following table presents a summary of stock option activity for each of the years in the three year period ended September 30, 1997:


                                                           SHARES UNDER OPTION
                                              ----------------------------------------------
                                                 1 9 9 7         1 9 9 6          1 9 9 5
                                              -------------    ------------     ------------
Outstanding, beginning of year                      227,896         373,251          326,000
   Weighted average excercise price           $        3.67    $       4.06     $       3.72
Granted during the year                              15,000               -           50,667
   Weighted average excercise price           $        5.75               -     $       7.33
Canceled during the year                                  -         (11,111)               -
   Weighted average excercise price                       -    $       2.69                -
Exercised during the year                           (51,505)       (134,244)          (3,416)
   Weighted average excercise price           $        2.63    $       2.68     $       2.54
Outstanding, end of year                            191,391         227,896          373,251
   Weighted average excercise price           $        5.59    $       3.67     $       4.06
Eligible, end of year                                69,915         172,117          252,166
   Weighted average excercise price           $        3.24    $       3.33     $       2.92

         The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options issued pursuant to the 1989 Incentive Stock Plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recorded in the accompanying consolidated statements of operations. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the proforma effect on results of operations for the year ended September 30, 1997 would have been an increase in the Company's loss per share of less than one cent per share.

15.      COMMON STOCK REPURCHASES

         In December 1995, the Board of Directors authorized the Company to repurchase from time to time on the open market up to 100,000 shares of the Company's common stock. During the year ended September 30, 1997, the Company repurchased 24,467 shares at prices ranging from $5.32 to $5.75 per share. During the year ended September 30, 1996, the Company repurchased 31,627 shares at prices ranging from $4.24 to $4.75 per share.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------



16.      COMMITMENTS AND CONTINGENCIES

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

         A liability to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at September 30, 1997.

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

         Labor Union Matters

         Certain of the Company's hourly employees are represented by various labor unions pursuant to collective bargaining agreements which expire between September 1999 and June 2000.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------


16.      COMMITMENTS AND CONTINGENCIES (Continued)

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


17.      FOURTH QUARTER ADJUSTMENTS

         During the quarter ended September 30, 1997, the Company recorded various adjustments of approximately $2,500,000 principally related to the valuation of inventories and lease accounting. The aggregate effect of such adjustments was to decrease net income for the fourth quarter by approximately $1,650,000 ($0.35 per share). During the quarter ended September 30, 1995, the Company recorded various adjustments of approximately $1,100,000 principally related to the valuation of inventories and carrying values of certain liabilities. The aggregate effect of such adjustments was to decrease net income for the fourth quarter by approximately $720,000 ($0.15 per share).


                                   * * * * * *

                                INDEX TO EXHIBITS

                                                                                                       Sequentially
                                                                                                           Numbered
Exhibit No.       Description                                                                                  Page
-----------       -----------                                                                                  ----
3.1             Articles of Incorporation of McClain Industries, Inc.                                           (7)

3.2             Bylaws of McClain Industries, Inc.                                                              (1)

10.1            McClain Industries, Inc. 1989 Incentive Stock Plan                                              (2)

10.2            McClain Industries, Inc. 1989 Retainer Stock Plan for Non-
                Employee Directors                                                                              (2)

10.3            Land Contract  dated  November 12, 1991 between  Robert and Helen J. Warzyniak
                and Violet and Walter H. Urban, as Seller, and the Company, as Purchaser                        (3)

10.4            Agreement of Purchase and Sale dated July 20, 1992 by and between  Peabody
                International  Corporation, as Seller, and Galion Holding Company, as Buyer                     (4)

10.5            Manufacture  and License  Agreement  dated as of  November 2,  1992,
                between  Galion Dump  Bodies,  as Licensor, and the Company, as Licensee                        (6)

10.6            Loan documents dated as of March 1, 1993, between the Company and Galion Dump Bodies and
                E-Z Pack                                                                                        (6)

10.7            Guaranty Fee Agreement dated as of March 2, 1993, between Galion Holding and the Company        (6)

10.8            Loan documents dated June 29, 1993,  between  Standard  Federal Bank and Galion
                Holding,  E-Z Pack and Galion Dump Bodies                                                       (6)

10.9            Term Note dated January 18, 1994 between Trust Company Bank of Middle Georgia, N.A. and
                the Company                                                                                     (7)

10.10           Loan  Agreement,   dated  September  15,  1994,   between   Standard  Federal
                Bank  and  the  Company, McClain-Georgia, Shelby Steel, Quality Tube and McClain-Ohio           (7)

10.11           Loan Agreement,  dated September 15, 1994,  between Standard Federal Bank and
                Galion Holding,  E-Z Pack and Galion Dump Bodies                                                (7)

10.12           Promissory Note (Term Loan),  dated September 15, 1994,  between Standard Federal Bank,
                Galion Holding, E-Z Pack and Galion Dump Bodies                                                 (7)

10.13           Promissory  Note (Line of Credit),  dated September 15, 1994,  between  Standard  Federal
                Bank,  Galion Holding, E-Z Pack and Galion Dump Bodies                                          (7)

                                       50

10.14           Purchase Agreement, dated as of March 30, 1993, between the Company and Group
                Properties III                                                                                  (7)

10.15           Purchase Agreement, dated as of March 30, 1993, between the Company and Group Properties        (7)

10.16           Purchase Agreement, dated as of March 30, 1993, between the Company and Group Properties
                of Georgia                                                                                      (7)

10.17           Letter Agreement, dated November 17, 1994, among the Company, Kenneth D. McClain and
                Robert W. McClain                                                                               (7)

10.18           Commercial Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing
                Statement Dated February 6, 1995, between Standard Federal Bank and the Company                 (8)

10.19           Commercial Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing
                Statement Dated February 6, 1995, between Standard Federal Bank and the Company                 (8)

10.20           Loan Agreement Between Standard Federal Bank and the Company,  McClain-Georgia,
                Shelby Steel,  Quality Tubing and McClain-Ohio dated February 6, 1995                           (8)

10.21           Loan  Agreement  between  Standard  Federal  Bank and Galion  Holding,  E-Z Pack and
                Galion Dump Bodies dated February 6, 1995                                                       (8)

10.22           Promissory  Note (Line of Credit with Term  Provisions)  (First Line of Credit) dated
                February 6, 1995 between Standard Federal Bank, Galion Holding, E-Z Pack and
                Galion Dump Bodies                                                                              (8)

10.23           Promissory Note (Line of Credit with Term  Provisions)  (Second Line of Credit) dated
                February 6, 1995, between Standard Federal Bank, Galion Holding, E-Z Pack and Galion
                Dump Bodies                                                                                     (8)

10.24           Second  Amendment to Open-End  Commercial  Mortgage and Assignment of Lease and Rentals
                (Secures Future Advances) dated February 6, 1995, between Standard Federal Bank and
                E-Z Pack                                                                                        (8)

10.25           Second  Amendment to Open-End  Commercial  Mortgage and Assignment of Lease and Rentals
                (Secures Future Advances) dated February 6, 1995, between Standard Federal Bank and
                Galion Dump Bodies                                                                              (8)

10.26           First Amendment to Loan Agreement Between Standard Federal Bank, the Company,
                McClain-Georgia,  Shelby Steel, Quality Tubing and McClain-Ohio Dated February 16, 1995         (8)

10.27           Amended and  Restated  Promissory  Note (Line of Credit)  dated  February 16,  1995,
                between  Standard Federal Bank, Galion Holding, E-Z Pack and Galion Dump Bodies                 (8)

10.28           First Amendment to Loan Agreement  between Standard Federal Bank,  Galion Holding,  E-Z
                Pack and Galion Dump Bodies dated February 16, 1995.                                            (8)

10.29           Amended and Restated  Promissory  Note (Line of Credit)  dated May 5, 1995,  between
                Standard  Federal Bank, Galion Holding, E-Z Pack and Galion Dump Bodies                         (8)

10.30           Second Amendment to Loan Agreement between Standard Federal Bank,  Galion Holding,
                E-Z Pack and Galion Dump Bodies dated May 5, 1995                                               (8)

10.31           Second  Amendment to Loan  Agreement  between  Standard  Federal  Bank,  the Company,
                McClain-Georgia, Shelby Steel, Quality Tubing, McClain-Ohio and EPCO dated June 22, 1995        (8)

10.32           Fifth  Amendment to Open-End  Commercial  Mortgage and Assignment of Lease and Rentals
                (Secures Future Advances) between Standard Federal Bank and Galion Dump Bodies dated
                June 22, 1995.                                                                                  (8)

10.33           Third Amendment to Loan Agreement  between  Standard  Federal Bank,  Galion Holding,
                E-Z Pack,  Galion Dump Bodies and McClain Group Sales of Florida dated June 22, 1995.           (8)

10.34           Third  Amended and Restated  Promissory  Note (Line of Credit)  dated June 22, 1995, between  Standard Federal Bank, Galion Holding, E-Z Pack, Galion Dump Bodies and McClain
                Group Sales of Florida                                                                          (8)

10.35           Security  Agreement  dated June 22, 1995,  between  Standard  Federal  Bank and McClain
                Group Sales of Florida                                                                          (8)

10.36           Fifth  Amendment to Open-End  Commercial  Mortgage and Assignment of Lease and Rentals
                (Secures Future Advances) dated June 22, 1995, between Standard Federal Bank and E-Z Pack       (8)

10.37           Certification  of Resolution of Corporation  Authority to Borrow and Pledge  Collateral
                dated June 22, 1995, between Standard Federal Bank and McClain Group Sales of Florida           (8)

10.39           Certification  of Resolution of Corporation  Authority to Borrow and Pledge  Collateral
                dated July 18, 1995, between Standard Federal Bank and EPCO                                     (8)

10.40           Security Agreement dated July 18, 1995, between Standard Federal Bank and EPCO                  (8)

10.41           Amendment  Agreement  Promissory  Note (Line of Credit)  dated  September  25, 1995, between  Standard Federal Bank, Galion Holding, E-Z Pack, Galion Dump Bodies and McClain
                Group Sales of Florida                                                                          (8)

10.42           Second  Amendment  Agreement  Promissory  Note (Line of Credit  with Term  Provisions)
                (First  Line of Credit) dated September 25, 1995,  between Standard Federal Bank,
                Galion Holding,  E-Z Pack, and Galion Dump Bodies                                               (8)

10.43           Third  Amendment  Agreement  Promissory  Note (Line of Credit  with Term  Provisions)
                (Second  Line of Credit) dated September 25, 1995,  between Standard Federal Bank, Galion
                Holding,  E-Z Pack, and Galion Dump Bodies                                                      (8)

10.44           Amendment  Agreement  Promissory Note (Term Loan) dated September 25, 1995,  between
                Standard  Federal Bank, Galion Holding, E-Z Pack, Galion Dump Bodies and McClain Group
                Sales of Florida                                                                                (8)

10.45           First Amended and Restated Loan Agreement  Between  Standard  Federal Bank,  Galion Holding,
                E-Z Pack, Galion Dump Bodies and McClain Group Sales of Florida dated October 2, 1995           (8)

10.46           Amended and  Restated  Loan  Agreement  dated July 17,  1996,  between  Standard  Federal
                Bank and the Company, McClain-Georgia, Shelby Steel, Tube, McClain-Ohio and EPCO.               (9)

10.47           Promissory Note (Line of Credit) dated July 17, 1996,  between  Standard  Federal Bank and
                the Company, McClain-Georgia, Shelby Steel, Tubing, McClain-Ohio and EPCO.                      (9)

10.48           Promissory  Note (Term  Loan) dated July 17,  1996,  between  Standard  Federal  Bank and
                the  Company, McClain-Georgia, Shelby Steel, Tubing, McClain-Ohio and EPCO.                     (9)

10.49           Promissory Note (Line of Credit with Term  Provisions)  dated July 17, 1996,  between
                Standard Federal Bank and the Company, McClain-Georgia, Shelby Steel, Tubing,
                McClain-Ohio and EPCO.                                                                          (9)

10.50           Third Amended and Restated  Promissory  Note (Line of Credit)  between  Standard
                Federal Bank,  Galion Holding, E-Z Pack, Galion Dump Bodies and McClain Group
                Sales of Florida.                                                                               (9)

10.51           Promissory Note (Line of Credit) between Standard Federal Bank,  Galion Holding,
                E-Z Pack, Galion Dump Bodies and McClain Group Sales of Florida.                                (9)

10.52           Loan Agreement dated July 17, 1996, between Standard Federal Bank and Leasing                   (9)

10.53           Promissory Note (Line of Credit) dated July 17, 1996, between Standard Federal Bank
                and Leasing                                                                                     (9)

10.54           Loan Agreement dated August 29, 1996,  between Standard Federal Bank and the Company,
                McClain-Georgia, Shelby Steel, Tubing, McClain-Ohio, EPCO and McClain-Alabama.                  (9)

10.55           Promissory  Note (Term  Loan) dated July 17,  1996,  between  Standard  Federal  Bank
                and the  Company, McClain-Georgia, Shelby Steel, Tubing, McClain-Ohio and EPCO.                  (9)

10.56           Commercial Mortgage,  Assignment of Leases and Rents,  Security Agreement and
                Financing Statement dated August 29, 1996, between Standard Federal Bank and
                McClain-Alabama.                                                                                 (9)

10.57           Security Agreement dated August 29, 1996, between Standard Federal Bank and McClain-Alabama.     (9)

10.58           Master Lease Agreement dated July 15, 1995 between Fifth Third Leasing Company and Leasing.      (9)

10.59           Master Lease Agreement dated May 17, 1996 between NBD Bank and Leasing.                          (9)

10.60           Term Note dated January 17, 1997 between Trust Company Bank of Middle Georgia and the
                Company                                                                                           56

10.61           Amended  Loan  Agreement  dated  April  28,  1997  between  Standard  Federal  Bank  and
                the  Company, McClain-Georgia, Shelby Steel, Tube, McClain-Ohio, Epco and Alabama                 57

10.62           Promissory  Note (Line of Credit) dated April 28, 1997 between  Standard  Federal Bank
                and the Company, McClain-Georgia, Shelby Steel, Tube, McClain-Ohio, Epco and Alabama              63

10.63           Promissory  Note (Line of Credit with Term  Provisions,  Second  Equipment  Line of Credit)
                dated April 28,  1997  between  Standard  Federal  Bank  and the  Company,  McClain-Georgia,
                Shelby  Steel,  Tube, McClain-Ohio, Epco and Alabama                                              69

10.64           Third  Amended and Restated  Promissory  Note (Line of Credit)  dated April 28, 1997 between Standard Federal Bank and Galion Holding, E-Z Pack, Galion Dump Bodies and McClain Group
                Sales of Florida                                                                                  76

10.65           Promissory  Note (Line of Credit) dated April 28, 1997 between Standard Federal Bank and Galion
                Holding,  E-Z Pack, Galion Dump Bodies and McClain Group Sales of Florida                         83

10.66           Preliminary Placement Memorandum dated April 17, 1997 - The Industrial Development Board of the City of Demopolis Industrial Development Revenue Bonds Series 1997 (McClain of Alabama,
                Inc. Project)                                                                                     90

10.67           Lease Agreement dated April 1, 1997 between the Industrial  Development  Board of the City
                of Demopolis and McClain of Alabama                                                              139

10.68           Trust Indenture  Agreement dated April 1, 1997 between the Industrial  Development Board of
                the City of Demopolis and LaSalle National Bank                                                  190

10.69           Bond Guaranty Agreement dated April 1, 1997 between LaSalle National Bank and
                McClain-Alabama                                                                                 291

10.70           Mortgage,  Assignment  of Leases  and  Security  Agreement  dated  April 1,  1997 from the Industrial Development Board of the City of Demopolis and McClain-Alabama to
                Standard Federal Bank                                                                           302

10.71           Standard Federal Bank Irrevocable Letter of Credit dated April 23, 1997                         345

10.72           Placement  Agency  Agreement  dated April 23, 1997 - The  Industrial  Development  Board of
                the City of Demopolis Industrial Development Revenue Bond Series 1997 (McClain of Alabama,
                Inc. Project)                                                                                   394

10.73           Remarketing  Agreement  dated April 23, 1997 among LaSalle  National Bank,  The Industrial
                Development Board of the City of Demopolis and McClain of Alabama, Inc.                         427

21              List of Subsidiaries                                                                            (9)

27              Financial Data Schedule


(1)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/89
(2)      Incorporated by reference to the Company's Registration Statement
         (33-29613)
(3)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/91
(4)      Incorporated by reference to the Company's Form 8-K dated 7/27/92
(5)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/92
(6)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/93
(7) Incorporated by reference to the Company's Registration Statement on Form S-2 (33-84562)
(8)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/95
(9)      Incorporated by reference to the Company's Form 10-K f/y/e 9/30/96