Form 10-Q
period 1997-12-31
MCCLAIN INDUSTRIES INC
filed 1998-02-13
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
    For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _____________to ______________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                             --- ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 5, 1998.

Common Stock, No Par Value                          4,762,952
--------------------------                       ----------------
          Class                                  Number of Shares



                                     1 of 11

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                           MCCLAIN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31,    SEPTEMBER 30,
                                           1997            1997
                                       (unaudited)
                                      -------------    -------------
                                   ASSETS
CURRENT ASSETS
Cash and Cash Equivalents               $1,940,703      $2,402,421
Accounts Receivable (Net)               15,706,350      16,589,263
Inventories                             31,281,949      31,011,766
Net Investment in Sales Type
   Leases - Current Portion              2,775,000       2,900,000
Prepaid Expenses                           301,095         362,029
Refundable Federal & State                 384,867         837,638
                                      ------------    ------------
   Total Current Assets                 52,389,964      54,103,117
                                      ------------    ------------

Property and Equipment                  41,789,816      41,470,473
   Accumulated Depreciation            (16,966,389)    (16,229,849)
                                      ------------    ------------

Net Property and Equipment              24,823,427      25,240,624
                                      ------------    ------------
Net Investment in Sales Type
   Leases - Less Current Portion         5,387,442       5,348,773
                                      ------------    ------------

Other Assets                             2,294,986       2,493,053
                                      ------------    ------------

Total Assets                           $84,895,819     $87,185,567
                                      ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current Portion of Long-Term Debt      $ 2,800,000      $2,800,000
Accounts Payable                        13,565,299      14,132,646
Accrued Liabilities                      3,483,803       3,650,468
                                      ------------    ------------

Total Current Liabilities               19,849,102      20,583,114
                                      ------------    ------------

Deferred Income Taxes                    2,100,000       2,100,000
                                      ------------    ------------

Long Term Debt - Less
   Current Portion                      36,347,508      38,513,490
                                      ------------    ------------

Other Liabilities                        2,403,212       2,151,872
                                      ------------    ------------

Stockholders' Equity                    24,195,997      23,837,091
                                      ------------    ------------
Total Liabilities and
   Stockholders' equity                $84,895,819     $87,185,567
                                      ============    ============


See notes to condensed consolidated financial statements.
                                     2 of 11

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED



                                                    Three Months Ended
                                                         December 31,

                                                    1997               1996
                                                -------------------------------
Net Sales                                      $ 23,625,324        $ 20,312,230
Cost of Sales                                    19,252,930          16,506,633
                                               ------------        ------------
Gross Profit                                      4,372,394           3,805,597

Selling General
and Administrative
Expenses                                          3,278,925           3,170,269
                                               ------------        ------------

Operating Income                                  1,093,469             635,328
                                               ------------        ------------

Other Income (Expense)
   Interest Expense                                (831,574)           (724,161)
   Interest Income                                  308,819             251,164
   Other Income (Expense)                           (59,177)           (106,263)
                                               ------------        ------------

   Total Other Income (Expense)                    (581,932)           (579,260)

Income Before Income Taxes                          511,537              56,068
  Income Taxes                                      174,000              19,000
                                               ------------        ------------
Net Income                                     $    337,537        $     37,068
                                               ============        ============

Net income per common
and common equivalent shares                   $        .07        $        .01
                                               ============        ============

Weighted average number of
common and common equivalent
shares outstanding                                4,762,953           4,753,836
                                               ============        ============





See notes to condensed consolidated financial statements.

                                     3 of 11

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED





                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           1 9 9 7    1 9 9 6
                                                          --------   ---------
Net income                                               $ 337,537   $  37,068
Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization                           857,339     843,596
   Changes in assets and liabilities which
    provided (used) cash
     Current assets excluding cash & equivalents           798,664     912,159
     Other assets                                           46,287  (2,438,750)
     Accounts payable                                     (567,347)  2,037,087
     Accrued expenses                                     (166,665)   (445,530)
     Federal income taxes                                  452,771      37,293
     Other liabilities                                     251,340      35,224
                                                         ---------   ---------

  NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES     2,009,926   1,018,147
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (327,031) (1,244,856)
                                                         ---------   ---------

   NET CASH USED IN INVESTING ACTIVITIES                  (327,031) (1,244,856)
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal additions of long term debt                       0        953,954
  Principal reductions of long term debt                (2,165,982)   (545,000)
  Sale of common stock                                      61,369        0
  Redemption of common stock                               (40,000)       0
                                                        ----------   ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES             (2,144,613)    408,954
                                                        ----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (461,718)    182,245

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,402,421   1,065,039
                                                        ----------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $1,940,703  $1,100,007
                                                        ==========  ==========



See notes to condensed consolidated financial statements.
                                     4 of 11

                            MCCLAIN INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1997

1.  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for any other period of for the year ending September 30, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

    Certain amounts reported in 1996 have been reclassified to conform to the 1997 presentation.

2.  Inventories

     Inventories at December 31, 1997 and September 30, 1997 are summarized as follows:

                                                (Unaudited)
                                            December 31, 1997    September 30, 1997
                                            -----------------    ------------------
Material and Supplies                         $17,481,949          $17,221,766
Work in Process                                 6,600,000            6,664,000
Finished Goods                                  7,200,000            7,126,000
                                              -----------          -----------
                                              $31,281,949          $31,011,766
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


                                     5 of 11

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1997


4.  Depreciation

    For the three months ended December 31, 1997 and 1996, depreciation charges were $774,228 and $691,040, respectively.

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


                                   (continued)



                                     6 of 11

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1997


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

   Selected financial data for the Company for the periods indicated:



                                                             (Unaudited)
                                                         Three Months Ended
                                                             DECEMBER 31,
                                                        ----------------------
                                                        1997             1996
                                                        ----             ----
Net Sales                                          $23,625,324       $20,312,230

Net Income                                             337,537            37,068

Net Earnings Per Common
and Common Equivalent Share                               $.07              $.01



                                                   (Unaudited)
                                                      As of            As of
                                                   December 31,    September 30,
                                                      1997             1997
                                                   -----------------------------
Working Capital                                    $32,540,862       $33,520,003

Total Assets                                        84,895,819        87,185,567

Long-Term Debt                                      36,347,508        38,513,490

Stockholders' Equity                                24,195,997        23,837,091

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                                   4,762,953         4,729,281

Current Ratio                                         2.64:1              2.63:1

Long-Term Debt to Equity                              1.50:1              1.62:1



                                     8 of 11

                            MCCLAIN INDUSTRIES, INC.

 The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:



                                                         (Unaudited)
                                                     Three Months Ended
                                                        December 31,
                                               ---------------------------------
                                                1997                     1996
                                               -----                     ----
Net Sales                                      100.00%                 100.00%
Cost of Sales                                   81.49                   81.26
                                               ------                  ------
Gross Profit                                    18.51                   18.74


Selling, General &
Administrative Expenses                         13.88                   15.61
                                               ------                  ------
Operating Income                                 4.63                    3.13
Other Expenses                                  (2.46)                  (2.85)
                                               ------                  ------
Income Before Income Taxes                       2.17                     .28
Provision for Income Taxes                        .74                     .10
                                               ------                  ------
Net Income                                       1.43%                    .18%
                                               ======                  ======








                                   9 of 11

                            McCLAIN INDUSTRIES, INC.


                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION



Net sales increased 16.31% to $23.6 million for the quarter ended December 31, 1997 (Quarter 1997) from $20.3 million for the quarter ended December 31, 1996 (Quarter 1996). The increase in sales is attributable primarily to strong sales in the McClain E-Z Pack product line. Cost of sales as a percentage of net sales increased to 81.49% for the Quarter 1997 from 81.26% for the Quarter 1996. Selling, General and Administrative expenses decreased to 13.88% of net sales for the Quarter 1997 as a result of the increased sales volume and the restructing of certain administrative processes.




     The Company had working capital of $32.5 million at December 31, 1997 compared to $33.5 million at September 30, 1997. The ratio of current assets to current liabilities was 2.64 to 1 at December 31, 1997 compared to 2.63 to 1 at September 30, 1997. The Company's cash and cash equivalents totaled $1.94 million at December 31, 1997. Cash flows from operations were $2.0 million for the quarter ended December 31, 1997, primarily as a result of increased receivable collections.












                                   10 of 11

                                  SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.









                                      McCLAIN INDUSTRIES, INC.



Date:    FEBRUARY 5, 1998          By:  /s/ Kenneth D. McClain
      -----------------------           --------------------------
                                   Kenneth D. McClain, President





Date:    FEBRUARY 5, 1998           By:   /s/ Mark S. Mikelait
        ------------------------          -------------------------
                                    Mark S. Mikelait, Treasurer










                                   11 of 11

                              INDEX TO EXHIBITS

EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------
    27                                            Financial Data Schedule