Form 10-Q
period 1998-03-31
MCCLAIN INDUSTRIES INC
filed 1998-05-15
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998
[ ]      TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
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
                                             ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998.

Common Stock, No Par Value                                       4,719,870
--------------------------                                   ----------------
     Class                                                   Number of Shares





                                     1 of 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MCCLAIN INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,        SEPTEMBER 30,
                                                                                    1998               1997
                                                                                 (unaudited)
                                                                                 -----------       -------------
CURRENT ASSETS
--------------
Cash and Cash Equivalents                                                       $  1,999,265    $  2,402,421
Accounts Receivable (Net)                                                         17,619,454      16,589,263
Inventories                                                                       35,827,976      31,011,766
Net Investment in Sales Type
   Leases - Current Portion                                                        2,700,000       2,900,000
Prepaid expenses                                                                     408,296         362,029
Refundable Federal & State Taxes                                                     201,352         837,638
                                                                                ------------    ------------

   Total Current Assets                                                           58,756,343      54,103,117
                                                                                ------------    ------------

Property and equipment                                                            42,537,534      41,470,473
   Accumulated depreciation                                                      (17,671,324)    (16,229,849)
                                                                                ------------    ------------
Net Property and Equipment                                                        24,866,210      25,240,624
                                                                                ------------    ------------

Net Investment in Sales Type
   Leases - Less Current Portion                                                   5,183,758       5,348,773
                                                                                ------------    ------------

Other Assets                                                                       2,100,986       2,493,053
                                                                                ------------    ------------

Total Assets                                                                    $ 90,907,297    $ 87,185,567
                                                                                ============    ============

                                     LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
-------------------
Current Portion of Long-Term Debt                                                $ 2,800,000    $  2,800,000
Accounts Payable                                                                  15,812,090      14,132,646
Accrued Liabilities                                                                4,141,532       3,650,468
                                                                                ------------    ------------

Total Current Liabilities                                                         22,753,622      20,583,114
                                                                                ------------    ------------

Deferred Income Taxes                                                              2,100,000       2,100,000
                                                                                ------------    ------------

Long Term Debt - Less
   Current Portion                                                                39,465,247      38,513,490
                                                                                ------------    ------------

Other Liabilities                                                                  2,253,284       2,151,872
                                                                                ------------    ------------

Stockholders' Investment                                                          24,335,144      23,837,091
                                                                                ------------    ------------

Total Liabilities and
   Stockholders' Investment                                                     $ 90,907,297    $ 87,185,567
                                                                                ============    ============

See notes to consolidated financial statements.


                                     2 of 11

\                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                         Three Months Ended           Six Months Ended
                               March 31,                  March 31,
                          1998           1997          1998         1997
                       -----------------------      ------------------------
Net Sales              $23,614,926   $22,341,585    $47,240,250   $42,653,815
Cost of Sales           19,236,285    17,377,450     38,489,215    33,819,436
                       -----------   -----------    -----------   -----------

Gross Profit             4,378,641     4,964,135      8,751,035     8,834,379

Selling, General
and Administrative
Expenses                 3,258,728     3,472,740      6,537,653     6,643,009
                       -----------   -----------    -----------   -----------

Operating Income         1,119,913     1,491,395      2,213,382     2,191,370
                       -----------   -----------    -----------   -----------

Other Income (Expense)

  Interest Expense        (744,950)     (945,233)    (1,576,524)   (1,669,394)
  Interest Income          310,913       329,272        619,732       580,435
  Other Expense           (187,976)     (305,092)      (247,153)     (476,001)
                        ----------   -----------    -----------   -----------

                          (622,013)     (921,053)    (1,203,945)   (1,564,960)
                        ----------   -----------    -----------   -----------

Income Before
  Income Taxes             497,900       570,342      1,009,437       626,410
Provision for
  Income Taxes             166,000       194,000        340,000       213,000
                        ----------   -----------    -----------   -----------

Net Income              $  331,900   $   376,342    $   669,437   $   413,410
                        ==========   ===========    ===========   -----------

Net Income per
Common and Common
Equivalent Shares
  (Basic and Fully
   Diluted)             $      .07   $       .08    $       .14   $       .09
                        ==========   ===========    ===========   ===========

Weighted Average
Number of Common and
Common Equivalent
Shares
Outstanding              4,719,870     4,709,533      4,719,870     4,738,297
                        ==========   ===========    ===========   ===========





See notes to consolidated financial statements



                                     3 of 11

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                  SIX MONTHS ENDED
                                                                      MARCH 31,
                                                       ----------------------------------------
                                                          1998                       1997
                                                       ----------                  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                             $   669,437               $   413,410
                                                       -----------               -----------
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                         1,724,250                 1,755,230
   Common stock issued in lieu of cash                       8,248                     5,244
    Changes in operating assets and liabilites
    which provided (used) cash:
     Current assets excluding
      cash & cash equivalents                           (5,692,668)               (3,283,515)
     Other assets                                          330,860                (1,106,373)
     Accounts payable                                    1,679,443                 1,184,620
     Accrued liabilities                                   491,065                   112,083
     Federal income tax                                    636,286                   209,025
     Other liabilities                                     101,412                   337,447
                                                       -----------               -----------

         TOTAL ADJUSTMENTS                                (724,102)                 (786,035)
                                                       -----------               -----------

   NET CASH USED IN OPERATING ACTIVITIES                   (51,665)                 (372,625)
                                                       -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                   (1,123,615)               (2,948,952)
                                                       -----------               -----------
   NET CASH USED IN INVESTING ACTIVITIES                (1,123,615)               (2,948,952)
                                                       -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long term debt                              951,757                 4,213,070
  Sale of common stock                                      61,369                      --
  Redemption of common stock                             ( 241,000)              (    96,968)
                                                      -----------                -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                772,126                 4,116,102
                                                       -----------               -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     ( 403,156)                  795,525

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,402,421                 1,065,039
                                                       -----------               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 1,999,265               $ 1,859,564
                                                       ===========               ===========



See notes to consolidated financial statements.



                                     4 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1998

1.  Basis of Presentation

     The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

         Certain amounts reported in 1997 have been reclassified to conform to the 1998 presentation.

2.  Inventories

     Inventories at March 31, 1998 and September 30, 1997 are summarized as follows:

                               (Unaudited)
                              March 31, 1998       September 30, 1997
                              --------------       ------------------
Material and Supplies          $17,062,976          $17,221,766
Work in Process                  7,525,000            6,664,000
Finished Goods                  11,240,000            7,126,000
                               -----------          -----------
                               $35,827,976          $31,011,766
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

4.  Depreciation

                  For the six months ended March 31, 1998 and 1997, depreciation charges were $1,498,028 and $1,451,218, respectively.





                                     5 of 11

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1998

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



                                     6 of 11

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 1998


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

         Selected financial data for the Company for the periods indicated:

                          (unaudited)                   (unaudited)
                        Three Months ended          Six Months ended
                             March 31,                  March 31,
                       1998          1997           1998           1996
                       ----          ----           ----           ----
Net Sales           $23,614,926   $22,341,585   $47,240,250   $42,653,815

Net Income          $   331,900   $   376,342   $   669,437   $   413,410

Net Earnings Per
Common and Common
Equivalent Share    $       .07   $       .08   $       .14   $       .09


                                  (unaudited)
                                    As of         As of
                                   March  31,   September 30,
                                     1998           1997
                                  ------------  ---------
Working Capital                   $36,002,721   $33,520,003

Total Assets                       90,907,297    87,185,567

Long-Term Debt                     39,465,247    38,513,490

Stockholders' Investment           24,335,144    23,837,091

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                  4,719,870     4,729,281

Current Ratio                          2.58:1        2.63:1

Long-Term Debt to
Stockholders' Investment               1.62:1        1.62:1




                                     8 of 11

                            MCCLAIN INDUSTRIES, INC.

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                    (Unaudited)           (Unaudited)
                                Three Months Ended      Six Months Ended
                                     March 31,              March 31,
                              ----------------------  -----------------
                                 1998       1997        1998       1997
                                 ----       ----        ----       ----
Net Sales                       100.00%    100.00%    100.00%    100.00%
Cost of Sales                    81.46      77.78      81.47      79.29
                                ------     ------     ------     ------

Gross Profit                     18.54      22.22      18.53      20.71

Selling, General &
Administrative Expenses          13.80      15.54      13.84      15.57
                                ------     ------     ------     ------

Operating Income                  4.74       6.68       4.69       5.14

Other Expenses                   (2.63)     (4.12)     (2.55)     (3.67)
                                ------     ------     ------     ------

Income Before Income Taxes        2.11       2.56       2.14       1.47

Provision for Income Taxes      (  .70)    (  .87)    (  .72)    (.  50)
                                ------     ------     ------     ------

Net Income                        1.41%      1.69%      1.42%       .97%
                                ======     ======     ======     ======






                                     9 of 11

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,


         Net sales increased 5.7% to $23.6 million for the quarter ended March 31, 1998 (Quarter 1998) from $22.3 million for the quarter ended March 31, 1997 (Quarter 1997). The increase was primarily a result of strong sales by the Company's McClain E-Z Pack and Commodity facilities. Although the sales for the Quarter 1998 increased, the Company's McClain E-Z Pack and Galion
Dump Bodies facilities had approximately $5.0 million of finished product they were unable to ship due to a severe shortage of the Truck Chassis on which the Company mounts these products. Cost of sales as a percentage of net sales increased to 81.46% for the Quarter 1998 from 77.78% for the Quarter 1997. Selling, General and Administrative expenses decreased to 13.8% for the Quarter 1998 from 15.54% for the Quarter 1997 as a result of the increased sales volume and the continued restructuring of certain administrative processes.

         Net sales for the six months ended March 31, 1998 increased 10.75% to $47.2 million from $42.6 million for the six months ended March 31, 1997. Cost of sales for the six months ended March 31, 1998 increased to 81.47% from 79.29% for the six months ended March 31, 1997. Selling, General and Administrative expenses decreased to 13.48% of net sales for the six months ended March 31, 1998 from 15.57% for the six months ended March 31, 1997.

         The Company had working capital of $36.2 million at March 31, 1998 compared to $33.5 million at September 30, 1997. The ratio of current assets to current liabilities was 2.58 to 1 at March 31, 1998 from 2.63 to 1 at September 30, 1997. The Company's cash and cash equivalents totaled $2.0 million at March 31, 1998. Cash flows used by operations were $0.05 million for the six months ended March 31, 1998, primarily due to increased inventory resulting from the current shortage of chassis previously discussed.

         On April 16, 1998 the Company signed a new agreement with its principal lender. As a result the Company has additional availability on the Company's working capital line of credit. Additionally, the agreement changed the basis of its interest rate structure from a Prime Rate base to a LIBOR base. This change effectively reduced the Company's primary borrowing rate by approximately 75 basis points.




                                    10 of 11

                                   SIGNATURES





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.









                                       McCLAIN INDUSTRIES, INC.



Date:       MAY 15,  1998           By: /s/ Kenneth D. McClain
      ------------------------         -----------------------
                                      Kenneth D. McClain, President



Date:       MAY 15,  1998           By: /s/ Mark S. Mikelait
      ------------------------         ---------------------
                                     Mark S. Mikelait, Treasurer











                                    11 of 11

                              INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
     27                                 FINANCIAL DATA SCHEDULE