Form 10-Q
period 1998-06-30
MCCLAIN INDUSTRIES INC
filed 1998-08-14
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998
[ ]      TRANSITION REPORT PURSUANT OR SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                        -----------   -------------


                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Michigan                                                              38-1867649
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
                                             ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 1998.

Common Stock, No Par Value                           4,684,439
--------------------------                       -----------------
     Class                                        Number of Shares


                                    1 of 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MCCLAIN INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    JUNE 30,         SEPTEMBER 30,
                                     1998                1997
                                  (unaudited)
                                 ------------       --------------
CURRENT ASSETS

Cash and Cash Equivalents        $ 2,016,583          $ 2,402,421
Accounts Receivable (Net)         24,429,886           16,589,263
Inventories                       36,650,767           31,011,766
Net Investment in Sales Type
   Leases - Current Portion        2,550,000            2,900,000
Prepaid expenses                      70,301              362,029
Refundable Federal & State Taxes           -              837,638
                                 -----------          -----------

   Total Current Assets           65,717,537           54,103,117
                                 -----------          -----------

Property and equipment            43,032,616           41,470,473
   Accumulated depreciation      (18,447,179)         (16,229,849)

Net Property and Equipment        24,585,437           25,240,624
                                 -----------          -----------

Net Investment in Sales Type
   Leases - Less Current Portion   4,955,686            5,348,773
                                 -----------          -----------

Other Assets                       2,158,548            2,493,053
                                 -----------          -----------

Total Assets                     $97,417,208          $87,185,567
                                 ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES

Current Portion of Long-Term Debt$ 2,900,000          $ 2,800,000
Accounts Payable                  20,062,059           14,132,646
Accrued Liabilities                4,324,414            3,650,468
Federal & State Taxes                383,888                    -
                                 -----------          -----------

Total Current Liabilities         27,670,361           20,583,114
                                 -----------          -----------

Deferred Income Taxes              2,100,000            2,100,000
                                 -----------          -----------

Long Term Debt - Less
   Current Portion                40,313,753           38,513,490
                                 -----------          -----------

Other Liabilities                  2,130,378            2,151,872
                                 -----------          -----------

Stockholders' Investment          25,202,716           23,837,091
                                 -----------          -----------

Total Liabilities and
   Stockholders' Investment      $97,417,208          $87,185,567
                                 ===========          ===========

See notes to condensed consolidated financial statements.


                                    2 of 11

                            McCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATMENTS OF OPERTATIONS

                                    UNAUDITED



                         Three Months Ended           Nine Months Ended
                              June 30,                     June 30,
                         1998          1997           1998          1997
                         ------------------          -------------------

Net Sales            $33,441,088   $26,861,586    $80,681,338   $69,515,401
Cost of Sales         27,487,916    21,211,323     65,977,131    55,030,759
                     -----------    ----------    -----------   -----------

Gross Profit           5,953,172     5,650,263     14,704,207    14,484,642

Selling, General
and Administrative
Expenses               3,548,809     3,564,626     10,086,462    10,207,635
                     -----------   -----------    -----------   -----------

Operating Profit       2,404,363     2,085,637      4,617,745     4,277,007
                     -----------   -----------    -----------   -----------

Other Income (Expense)

  Interest expense      (826,462)     (842,055)    (2,402,986)   (2,511,449)
  Interest income        311,133       304,540        930,865       884,975
  Other expense         (277,581)     ( 22,637)    (  524,734)     (453,364)
                     -----------   -----------    -----------   -----------

Net Other Expense       (792,910)     (514,878)    (1,996,855)   (2,079,838)
                     -----------   -----------    -----------   -----------

Income before
  Income taxes         1,611,453     1,570,759      2,620,890     2,197,169
  Income taxes           551,000       534,000        891,000       747,000
                     -----------   -----------    -----------   -----------

Net Income           $ 1,060,453   $ 1,036,759    $ 1,729,890   $ 1,450,169
                     ===========   ===========    ===========   ===========

Net Income Per Basic
  And Diluted
  Common Shares      $       .23   $       .21    $       .37   $       .30
                     ===========   ===========    ===========   ===========

Weighted Average Number
Of Basic And Diluted
Common Shares          4,684,439     4,773,727      4,684,439     4,773,727
                     ===========   ===========    ===========   ===========


See notes to condensed consolidated financial statements.







                                    3 of 11

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                        --------------------
                                                                                         1 9 9 8    1 9 9 7
                                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $1,729,890  $1,450,169
Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                                        2,586,766   2,685,268
   Common stock issued in lieu of cash                                                     15,367      20,244
  Changes in operating assets and liabilites which provided (used) cash:
     Current assets excluding
      cash & cash equivalents                                                         (12,837,896) (7,428,600)
     Other assets                                                                         388,080  (1,605,890)
     Accounts payable                                                                   5,929,413   4,699,296
     Accrued liabilities                                                                  672,022     333,268
     Federal income tax                                                                 1,221,526     767,986
     Other liabilities                                                                 (   21,494)    151,733
                                                                                       ----------  ----------

   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    (  316,326)  1,079,474
                                                                                       ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                  (1,590,134) (3,615,109)
                                                                                       ----------  ----------

   NET CASH USED IN INVESTING ACTIVITIES                                               (1,590,134) (3,615,109)
                                                                                       ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long term debt                                                           1,900,263   2,945,943
  Sale of common stock                                                                     61,369     129,201
  Redemption of common stock                                                            ( 441,000)  (  96,968)
                                                                                        ---------  ----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                             1,520,632   2,978,176
                                                                                        ---------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    ( 385,838)    442,541

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          2,402,421   1,065,039
                                                                                       ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $2,016,583  $1,507,580
                                                                                       ==========  ==========



See notes to condensed consolidated financial statements.


                                     4 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         NINE MONTHS ENDED JUNE 30, 1998


1.  Basis of Presentation

     The accompanying unaudited Condensed Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     Certain amounts reported in 1997 have been reclassified to conform to the 1998 presentation.

2.  Inventories

     Inventories at June 30, 1998 and September 30, 1997 are summarized as follows:

                               (Unaudited)
                              June 30, 1998      September 30,1997
                              -------------      -----------------
Material and Supplies          $17,310,767          $17,221,766
Work in Process                  7,633,000            6,664,000
Finished Goods                  11,707,000            7,126,000
                               -----------          -----------
                               $36,650,767          $31,011,766
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


                                    5 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1998

4.  Depreciation

         For the nine months ended June 30, 1998 and 1997, depreciation charges were $2,245,321 and $2,228,699, respectively.

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


                                    6 of 11

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1998


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

         Selected financial data for the Company for the periods indicated:


                             (unaudited)                  (unaudited)
                          Three Months ended           Nine Months ended
                               June 30,                     June 30,
                          1998          1997           1998          1997
                          ----          ----           ----          ----

Net Sales               $33,441,088   $26,861,586    $80,681,338   $69,515,401

Net Income              $ 1,060,453   $ 1,036,759    $ 1,729,890   $ 1,450,169

Net Earnings Per
Basic and Diluted
Common Shares           $       .23   $       .21    $       .37   $       .30



                                     (unaudited)
                                        As of             As of
                                       June  30,       September 30,
                                         1998              1997
                                    -------------     ---------------

Working Capital                        $38,047,176       $33,520,003

Total Assets                            97,417,208        87,185,567

Long-Term Debt                          40,313,753        38,513,490

Stockholders' Investment                25,202,716        23,837,091

Weighted Average Number of
Basic And Diluted Common
Shares Outstanding                       4,684,439         4,773,727

Current Ratio                               2.38:1            2.63:1

Long-Term Debt to
Stockholder's Investment                    1.60:1            1.62:1


                                     8 of 11

                            MCCLAIN INDUSTRIES, INC.
12.50
    The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                            (Unaudited)                                (Unaudited)
                                                        Three Months Ended                          Nine Months Ended
                                                             June 30,                                   June 30,
                                              -------------------------------------      ---------------------------------------
                                                       1998             1997                       1998          1997
                                                       ----             ----                       ----          ----
Net Sales                                             100.00%          100.00%                    100.00%         100.00%
Cost of Sales                                          82.20            78.96                      81.77           79.16
                                                      ------           ------                     ------          ------

Gross Profit                                           17.80            21.04                      18.23           20.83

Selling, General &
Administrative Expenses                                10.61            13.27                      12.50           14.69
                                                      ------           ------                     ------          ------

Operating Income                                        7.19             7.77                       5.72            6.15
Other Expenses                                        ( 2.37)          ( 1.92)                    ( 2.47)          (2.99)
                                                      ------           ------                     ------          ------

Income Before Income Taxes                              4.82             5.85                       3.25            3.16

Provision for Income Taxes                              1.65             1.99                       1.10            1.07
                                                      ------           ------                     ------          ------

Net Income                                              3.17%            3.86%                      2.15%           2.09%
                                                      ======           ======                     ======          ======





                                    9 of 11

                            MCCLAIN INDUSTRIES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     Net sales increased 24.9% to $33.4 million for the quarter ended June 30, 1998 (Quarter 1998) from $26.9 million for the quarter ended June 30, 1997 (Quarter 1997). The increase was due primarily to strong sales by the Company's McClain E-Z Pack and Commodity facilities and the expansion of Company's truck chassis program. Although the sales for the Quarter 1998 increased substantially, the Company's, McClain E-Z Pack and Galion Dump Bodies facilities sales were slower than expected due to logistical problems resulting from the Truck Chassis shortage experienced during the second quarter. Cost of sales as a percentage of net sales increased to 82.20% for the Quarter 1998 from 78.96% for the Quarter 1997, primarily due to the increase in chassis sales. Cost of sales for the products manufactured by the company was 79.26% for the Quarter 1998 compared to 78.80% for the Quarter 1997. Selling, General and Administrative expenses decreased to 10.61% for the Quarter 1998 from 13.27% for the Quarter 1997 as a result of the increased sales volume and the continued restructuring of certain administrative processes.

     Net sales for the nine months ended June 30, 1998 increased 16.06% to $80.7 million from $69.5 million for the nine months ended June 30, 1997. Cost of sales for the nine months ended June 30, 1998 increased to 81.77% from 79.16% for the nine months ended June 30, 1997, primarily due to the increase in chassis sales. Cost of sales for the products manufactured by the Company was 79.80% for the nine months ended June 30, 1998 compared to 78.1% for the nine months ended June 30, 1997. Selling, General and Administrative expenses decreased to 12.5% of net sales for the nine months ended June 30, 1998 from 14.69% for the nine months ended June 30, 1997.

     In July of 1997 the State of Ohio announced that employers enrolled in the state workers compensation program would receive a credit for the fiscal year July 1, 1997 through June 30, 1998. This one time credit reduced the Company's worker compensation insurance expense by approximately $.4 million for the nine months ended June 30, 1998.

     The Company had working capital of $38.0 million at June 30, 1998 compared to $33.5 million at September 30, 1997. The ratio of current assets to current liabilities was 2.38 to 1 at June 30, 1998 from 2.63 to 1 at September 30, 1997. The Company's cash and cash equivalents totaled $2.0 million at June 30, 1998. Cash flows used by operations were $0.3 million for the nine months ended June 30, 1998, primarily due to increased inventory resulting from the shortage of chassis previously discussed.

     On April 16, 1998 the Company signed a new agreement with its principal lender that restructured the Company's debt structure to provide additional availability on the Company's working capital line of credit. Additionally, the agreement changed the basis of the Company's interest rate structure from a Prime Rate base to a LIBOR base. This change effectively reduced the Company's primary borrowing rate by approximately 0.75%.

     The Company uses a third party software package run on a mid-range computer for all its manufacturing and accounting operations. The Company has received letters from both vendors certifying that their products are year 2000 compliant.



                                    10 of 11

                                   SIGNATURES
                                   ----------




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorizd.









                                      McCLAIN INDUSTRIES, INC.



Date:    AUGUST 10, 1998          By:   /s/ Kenneth D. McClain
      ----------------------           ------------------------------
                                         Kenneth D. McClain, President



Date:    AUGUST 10, 1998          By:   /s/ Mark S. Mikelait
      ----------------------           -----------------------------
                                         Mark S. Mikelait, Treasurer

























                                    11 of 11

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
   Ex 27.                      Financial Data Schedule