Form 10-K405
period 1998-09-30
MCCLAIN INDUSTRIES INC
filed 1998-12-23
CIK 63686

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO
                                        ------------      ---------------

                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

STATE OF MICHIGAN                                                     38-1867649
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

                                    Yes X  No
                                        --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [ X ]

         As of November 23, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $18,694,280 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

         As of November 23, 1998, there were 4,673,570 shares of the Registrant's common stock issued and outstanding.

                       The Exhibit Index Begins on Page 50

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         McClain Industries, Inc., a Michigan corporation ("McClain-Michigan"), together with its subsidiaries (the "Company"), is one of the nation's leading manufacturers of a diversified line of dump truck bodies and solid waste handling equipment. Dump truck bodies are assemblies attached to truck frames and used to carry and dump solid materials such as dirt or gravel. Solid waste handling equipment is used for the temporary storage, transportation and compaction of residential, commercial and industrial waste and recycling materials. The Company also sells truck chassis at the retail level. In addition, the Company operates a steel tube mill to manufacture some of its steel tubing needs. The Company also provides coiled steel cutting and warehousing services for its own manufacturing operations and, on a limited basis, for sale to third-party customers.

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

         The Company's executive offices are located at 6200 Elmridge Road, Sterling Heights, Michigan 48310 and its telephone number is (810) 264-3611.

PRODUCTS

         The Company manufactures and markets dump truck bodies and four solid waste handling equipment product lines: (1) containers; (2) compactors and baling equipment; (3) garbage and recycling truck bodies; and (4) transfer trailers. The Company also markets truck chassis. Sales of dump truck bodies accounted for approximately 15%, sales of solid waste handling equipment accounted for approximately 71%, and truck chassis accounted for approximately 14% of the Company's consolidated net sales for the fiscal year ended September 30, 1998.

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

Compactors and Baling Equipment

         The Company manufactures compactors at its Sterling Heights, Michigan facility. Compactors consist of a compaction unit and separate power source. Compaction units force deposited refuse through an opening at one end of the unit into a roll-off body coupled to the compaction unit. When the roll-off body is filled, the compactor is detached and the roll-off body is removed for dumping. The Company also manufactures unitized compaction systems consisting of a compactor and roll-off container manufactured as a single unit. Compactors are sold under the trade name "MAGNUM" and unitized compactor systems are sold under the trade name "OCTAMAG". EPCO manufactures, at the Winesburg, Ohio facility, 24 models of balers which compact plastic and paper products, primarily cardboard. Balers are either vertical downstroke or closed door horizontal balers.

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

Truck Chassis

         Truck chassis are purchased and combined with either a roll-off hoist, garbage truck body or dump body for sale as a road ready package.

CUSTOMERS AND DISTRIBUTION

         For the fiscal years ended September 30, 1998, the Company's consolidated net sales were divided approximately 37% to distributors, 51% to solid waste handling companies, and 12% to other entities.

         During the fiscal years ended September 30, 1998 and 1997, approximately 28.8% and 13.5%, respectively, of the Company's total sales were made to Waste Management, Inc. No single customer accounted for more than 10% of the Company's net sales for the fiscal year ended September 30, 1996. The Company has no contracts with any of its customers and, accordingly, sells its products pursuant to purchase orders placed from time to time in the ordinary course of business. The Company delivers its products to its customers through the use of its own trucks or common carriers.

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

         Historically, foreign sales have not accounted for a significant portion of the Company's revenues, The Company anticipates that future foreign sales will remain steady or increase slightly.

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

         The Company also engages independent distributors and dealers in various regions throughout the United States and certain foreign countries, for marketing its products to customers. The Company's dealers are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. As of November 20, 1998, there were approximately 280 authorized Company dealers located in numerous states and 20 authorized Company dealers, licensees and commissioned district managers in 10 foreign countries, each of which is independently owned. The Company is dependent on such dealers for a significant portion of its revenues. These dealers typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets. The Company believes that its dealers have enhanced and will continue to enhance the scope of the Company's marketing and sales efforts and have, to a certain extent, also enabled the Company to avoid certain significant costs associated with creating a more extensive direct sales network.

         The Company advertises its products under trade names and under its name in trade journals and brochures. Other marketing efforts include articles in trade publications, attendance at trade shows and presentations by the Company's personnel at industry trade conferences.

         The Company, through Leasing, also provides both sales-type financing and operating leases. At September 30, 1998, Leasing held net lease receivables of approximately $9.1 million.

RAW MATERIALS

         The Company is dependent on third-party suppliers and manufacturers for the raw materials and a significant portion of the parts it uses in the manufacture of its products. The major raw materials used by the Company are steel in sheet, plate, structural and tubular form and aluminum in sheet and extruded form. The Company purchases its steel, principally in coils, and its sheet and extruded aluminum from domestic mills, warehouses and importers. Coiled steel is received by the Company at various manufacturing facilities where it is then cut, bent, sheared and formed for assembly by welding. Electric and hydraulic components incorporated into the power units of compactors, balers and hoists used with dump bodies manufactured by the Company are brand name items purchased from various sources and assembled by the Company or to their specifications by outside sources. The assembled products are then painted to customers' specifications.

         While the Company attempts to maintain alternative sources for the Company's raw materials and believes that multiple sources are currently available for all of the raw materials that it uses, the Company's business is generally subject to periodic shortages of raw materials which could have an adverse effect on the Company. The Company currently purchases all of its hydraulic cylinders from only a few major suppliers. The failure by any of such suppliers to continue to supply the Company with cylinders on commercially reasonable terms, or at all, could also have a material adverse effect on the Company.

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

Steel Processing

         Shelby Steel, a wholly-owned subsidiary of the Company, receives coiled steel and either warehouses or cuts and processes the steel at its River Rouge, Michigan facility to prescribed specifications. In addition to processing coiled steel for use by the Company, Shelby Steel also offers steel processing and warehousing services to third parties. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel. Its steel processing and warehousing sales are generally limited to customers in the Detroit metropolitan area. Sales to third parties represented 92.8%, 91.8%, and 89% of Shelby Steel's business and 1.6%, 1.9%, and 1.2% of the Company's consolidated net sales for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

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

COMPETITION

         The Company faces intense competition in the solid waste handling equipment and dump truck bodies industries. Certain of the Company's competitors offer as wide a range of products, have greater market share and financial, marketing, manufacturing and other resources than the Company. At present, the Company's order backlogs are approximately four to six weeks. In addition, the Company believes that several of its competitors have added or are in the process of adding additional manufacturing capacity, which could reduce order backlogs and price levels, and consequently adversely affect the Company. Moreover, the absence of highly sophisticated technology results in a number of small regional companies entering the container product business periodically and competing with the Company.

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

BACKLOG AND INVENTORY

         The Company generally produces solid waste handling equipment and dump truck bodies pursuant to customer purchase orders. The Company includes in its backlog only firm product orders, which are subject to termination at will and rescheduling, without penalty. The Company's backlog was approximately $17 million and $16.7 million at September 30, 1998 and 1997, respectively. Substantially all of the Company's backlog is delivered within four to six weeks of the Company's receipt of purchase orders. Due to numerous factors, including termination of orders, rescheduling, possible change orders and delays, which affect production and delivery of the Company's products, there can be no assurance as to if or when cash receipts will be recognized from the Company's backlog. In addition, year to year comparisons of backlog are not necessarily indicative of future operating results. Although most of the Company's sales are based on orders for goods to be manufactured, the Company nevertheless carries certain amounts of finished goods inventory in order to meet customer delivery dates. In addition, from time to time, the Company manufactures units in excess of ordered units to "round out" production runs or to maintain base stock levels. At September 30, 1998, 1997 and 1996, the Company had inventory of $38.9 million, $31.0 million and $25.6 million, respectively.

EMPLOYEES

         The Company had approximately 810 employees as of November 15, 1998. Seventy-Four of the Company's hourly employees are represented by the McClain Hourly Employees' Union pursuant to a collective bargaining agreement which expires September 16, 1999. The 163 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires June 12, 2000. The
62 hourly employees of McClain-Ohio are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires November 1, 1999. On February 23, 1995 the National Labor Relations Board (the "NLRB") conducted an election in response to a petition filed by the Shopmen's Local Union No. 616 of the International Association of Bridge, Structural and Ornamental Iron Workers (AFL-CIO) (the "Union") to represent the hourly employees at the McClain-Georgia facility in Macon, Georgia. The ballots of 11 employees were challenged as ineligible. The Union filed charges against the Company asserting that it committed various unfair labor practices which affected the election results and that the challenged ballots should be counted. On October 17, 1996, the NLRB issued a Decision, Order and Direction upholding the unfair labor practice charges, and on November 5, 1996, the NLRB determined that the results of the election were in favor of the Union. The Company continues to vigorously defend against the unfair labor practice allegations. The Company does not believe a final decision upholding the Union certification or the unfair labor practice charges would have a material adverse affect on the Company. The Company believes that relations with the hourly employees at McClain of Georgia are generally satisfactory. There have been no work stoppages due to labor difficulties.

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


ITEM 2.  PROPERTIES

         In the aggregate, the Company owns or leases approximately 940,200 square feet of real property located in Michigan, Ohio, Georgia, Oklahoma and Alabama. The Company owns three facilities in Michigan, four facilities in Ohio, one facility in Georgia, one facility in Oklahoma and one facility in Alabama. The properties that the Company owns or leases consist of the following:



                                                           OWNED        SQUARE
         LOCATION                                        OR LEASED      FOOTAGE
         --------                                        ---------      -------
Sterling Heights, Michigan                               Owned            37,000


                                                           OWNED        SQUARE
         LOCATION                                        OR LEASED      FOOTAGE
         --------                                        ---------      -------
Sterling Heights, Michigan                               Leased           18,000
Kalamazoo, Michigan                                      Owned            55,000
River Rouge, Michigan                                    Owned            50,000
Galion, Ohio                                             Owned           365,000
Winesburg, Ohio                                          Owned            67,500
Winesburg, Ohio                                          Owned            16,000
Winesburg, Ohio                                          Owned            15,200
Macon, Georgia                                           Owned           114,500
Oklahoma City, Oklahoma                                  Owned           100,000
Demopolis, Alabama                                       Owned           102,000

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

         E-Z Pack owns three buildings comprising approximately 365,000 square feet situated on approximately 38 acres of land in Galion, Ohio. This three-building facility is the sole location for its manufacturing operations. This facility manufactures front, side and rear loading garbage truck bodies and recycling trucks. Sales's executive offices are located in one of the Galion, Ohio buildings under a lease arrangement and McClain-Ohio leases one of the other buildings at this location. Galion Dump Bodies owns three manufacturing facilities (67,500, 15,200 and 16,000 square feet) situated on 20 acres of land in Winesburg, Ohio where it manufactures dump bodies, hoists and balers.

         The Company's Georgia facility is an approximately 114,500 square foot manufacturing facility on 13.2 acres in Macon, Georgia. This facility was reorganized during Fiscal 1997 to manufacture dump bodies and roll-off hoists to sell principally in the Southeast.

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

         The facilities owned and leased by the Company are well maintained and in good operating condition. Its plants and equipment are subject to various liens and encumbrances which collateralize certain obligations. See Notes 9 and 10 of Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time subject to various claims from existing or former employees alleging gender, age or racial discrimination and anti-union activity, none of which are expected to have a material adverse affect on the Company. See ITEM 1. BUSINESS. Employees. In addition, as a manufacturer of industrial products, the Company is, from time to time, subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. While such claims have not been material to the Company in any year and the Company believes that it maintains adequate product liability insurance, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the Company. The Company is currently defending a number of legal proceedings involving product liability claims relating to McClain, Galion Dump Bodies and E-Z Pack brand products. Galion Holding purchased the business now conducted by Galion Dump Bodies and E-Z Pack from the Peabody Galion Division of Peabody International Corporation ("Peabody"). Pursuant to an indemnification Galion Holding provided Peabody in connection with the acquisition, it is currently defending several legal proceedings involving product liability claims arising out of products manufactured by Peabody prior to the date of the acquisition. These claims are also covered by insurance. Although the Company has settled all of the cases which were pending at the date of the acquisition and the Company believes that it can continue to successfully resolve pending and future product liability claims, there can be no assurance that the Company will be able to do so. The Company is not presently a party to any material legal proceedings except as described above.

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




                                                                 SALES PRICE
                                                                     OF
                                                                COMMON STOCK
                                                                ------------
                                                           HIGH            LOW
                                                           ----            ---
     FISCAL YEAR ENDED SEPTEMBER 30, 1997
              First Quarter                                7.25           4.75
              Second Quarter                               6.75           4.625
              Third Quarter                                5.50           4.25
              Fourth Quarter                               5.0            4.25

     FISCAL YEAR ENDED SEPTEMBER 30, 1998
              First Quarter                                4.75           4.20
              Second Quarter                               6.19           3.375
              Third Quarter                                5.75           4.375
              Fourth Quarter                               5.00           3.00



         On December 11, 1998, the last reported sales price for the Common Stock as reported by Nasdaq/NMS was $5.00. As of such date there were approximately 226 holders of record of the Common Stock. The Company believes there are a substantial number of beneficial owners of the Company's Common Stock whose shares are held in street name. The Company has never paid any cash dividends. The payment of dividends by the Company is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's operations.


ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the Company's last five fiscal years ended September 30 are as follows:




========================================================================================================================
                                   1998              1997               1996               1995              1994
                                   ----              ----               ----               -----             ----

Gross Sales                      $118,487,052         $96,524,208       $84,680,797     $82,263,202         $79,166,990
Sales, Net of Customer
Discounts                        $116,554,031         $95,255,641       $84,221,810     $81,569,427         $78,540,233

Net Income (Loss)                  $3,383,892         $(1,703,780)       $2,384,957      $2,462,755          $3,250,996



Net Earnings (Loss) Common
and Common Equivalent
Share,(1, 2)                             $.72               $(.36)
                                                                               $.50            $.53                $.71

Working Capital                   $41,919,687         $33,520,003       $32,371,639     $33,868,556         $21,997,601

Total Assets                     $100,246,967         $87,185,567       $79,425,255     $73,899,197         $58,189,747

Long-Term Debt                    $42,530,105         $38,513,490       $34,217,149     $31,170,287         $18,039,869

Stockholders' Investment          $26,835,306         $23,837,091       $25,457,255     $22,841,274         $19,359,709


Weighted Average Number of
Common Equivalent Shares
Outstanding(1, 2)                   4,711,741           4,729,281
                                                                          4,752,050       4,657,476           4,608,137
Current Ratio                          2.57:1              2.63:1            3.18:1          3.37:1              2.49:1
Long Term Debt to Equity               1.59:1              1.62:1            1.34:1          1.36:1              0.93:1
=======================================================================================================================


     (1) Weighted average number of shares outstanding includes, as appropriate, adjustments for the effect of common stock equivalents.

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

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:




                              ----------------------------------------------------
                                                      YEAR ENDED
                                                     SEPTEMBER 30,
                              ----------------------------------------------------
                                1998       1997        1996       1995        1994
                                ----       ----        ----       ----        ----

Net Sales                      100.0%     100.00%     100.00%    100.00%    100.00%
Cost of Sales                   82.18      83.68       79.65      78.35      78.12
                               ------     ------       -----      -----      -----
Gross Profit                    17.82      16.32       20.35      21.65      21.88

Selling, General &
Administrative Expenses         11.47      14.33       13.60      14.52      13.48

Restructuring and Impairment
Charge                           0.00       1.84        0.00       0.00       0.00
                               ------     ------      ------      -----      -----
Operating Profit                 6.35        .15        6.75       7.13       8.40

Other Expense                    2.22       2.24        2.48       2.59       2.19
                               ------     ------      ------      -----      -----
Income (Loss) Before Income
Taxes                            4.13      (2.09)       4.27       4.54       6.21

Income Taxes (Benefit)           1.23       (.30)       1.45       1.55       2.09
                               ------     ------       -----      -----      -----
Net Income (Loss)                2.90%     (1.79)%      2.82%      2.99%      4.12%
                               ======     ======      ======     ======      =====



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

RESULTS OF OPERATIONS

Comparison of year ended September 30, 1998 to year ended September 30, 1997

         Net sales for the fiscal year ended September 30, 1998 increased 22.4% to $116.6 million compared to $95.2 million for the fiscal year ended September 30, 1997. The increase was the result of strong sales of the Company's McClain E-Z Pack and commodity products and the expansion of the Company's truck chassis program. E-Z Pack and commodity sales increased by approximately $4.0 million and $8.0 million, respectively, while sales of truck chassis increased approximately $10.0 million over the prior year. Although the sales for Fiscal 1998 increased substantially, the Company's McClain E-Z Pack and Galion Dump Bodies facilities sales were slower than expected due to logistical problems resulting from a shortage of truck chassis throughout the year.

         The Company's overall gross profit as a percentage of sales increased to 17.82% for Fiscal 1998 from 16.32% for fiscal 1997 while the gross profit on products manufactured by the Company increased to 20.3% for Fiscal 1998 from 17.26% for Fiscal 1997. The price increase implemented during December 1997, increased production at the Company's Georgia facility, the transfer of the Epco product line to the

Winesburg facility and the closing of the Buffalo facility were the primary factors in the increased gross profit on the products manufactured by the Company.

         The Company's inventory levels increased to $38.9 million at the end of fiscal 1998 from $31.0 million at the end of fiscal 1997. This increase was primarily due to the expansion of the Company's truck chassis program and increased finished goods inventories at the McClain E-Z Pack and Galion Dump Bodies facilities due to the shortage of truck chassis previously discussed.

         Selling, general and administrative expenses decreased to 11.47% of net sales during fiscal 1998 compared to 14.33% for fiscal 1997. This decrease was due primarily to the increased sales and the Company's continuing efforts to automate and centralize certain administrative functions.

Comparison of year ended September 30, 1997 to year ended September 30, 1996

         Net sales for the fiscal year ended September 30, 1997 increased 13.2% to $95.3 million compared to $84.2 million for the fiscal year ended September 30, 1996. This increase was primarily due to the acquisition of the Alabama facility in late fiscal 1996 which resulted in an increase in container sales of approximately $10.0 million. Sales of the Company's other products, with the exception of balers which declined approximately $1.8 million, remained essentially stable during Fiscal 1997.

         Gross profit as a percentage of sales declined to 16.32% for fiscal 1997 from 20.35% for Fiscal 1996, and a net loss from operations of approximately $1.7 million was generated. The decline in gross profit and the net loss from operations were due in large part to a change in the products produced at the Company's Georgia facility, the decision to close the Epco facility as a result of slumping baler sales, certain errors in the Company's pricing models which resulted in the Company setting inadequate prices for its products, and a slowdown in the capital expenditures of many of the national and regional hauling companies.

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

         Due to increased leasing activity and inventory levels, interest expense increased to 3.83% of net sales during Fiscal 1997 compared to 3.62% during Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of approximately $41.9 million and a current ratio of 2.57:1 at September 30, 1998, compared to $33.5 million and 2.63:1 at September 30, 1997. Cash and short term investments totaled $1.9 million at September 30, 1998 while cash flows of $3.4 million were utilized for operations during fiscal 1998. The Company also invested approximately $1.0 million in new machinery and equipment and financed approximately $1.0 million of new leases during fiscal 1998.

         The Company's required level of working capital increased during fiscal 1998 from fiscal 1997 due to increased sales creating additional accounts receivable and increased inventory levels needed to support the expansion of the Company's truck chassis program. Long-term debt continued to increase as a result of the increase in accounts receivable and inventory levels, the continued expansion of leasing activity and the Company's ongoing commitment to increasing production efficiency by properly maintaining and upgrading its production facilities and machinery and equipment.

         The Company has a Revolving Credit Facility with Standard Federal Bank, a federal savings bank ("Standard"), which provides maximum availability of $20 million for working capital needs and a $1.5 million credit line to fund machinery and equipment acquisitions. At September 30, 1998, the Company had borrowed approximately $18.0 million under the working capital line. Borrowings under the working capital line are limited to 80% of eligible accounts receivable and 50% of qualified inventory while the equipment line is limited to 80% of pledged equipment purchases.

         The Company also has a Revolving Credit Facility with Standard used to finance certain of its lease receivables. The agreement calls for a maximum availability of $10.0 million with borrowing limited to 80% of eligible lease receivables. At September 30, 1998 approximately $7.6 million had been drawn on this facility.

         All borrowings with Standard are secured by substantially all of the assets of the Company. In addition, the loans contain various covenants including those requiring the Company to maintain certain current ratios, levels of tangible net worth and debt ratios and restricting the amount of capital expenditures the Company may make each year. The Company is in compliance with the various covenants as of September 30, 1998. The revolving credit agreements bear interest at the Libor rate plus 200 basis points and expire in March 2000, at which time the Company expects to obtain renewals on the same or similar terms.

         The Company has agreements with three financial institutions to provide financing for its TRAC (Terminal Rental Adjustment Clause) Leasing Agreements. The agreements call for maximum availability of $8 million in lease commitments. Under these facilities, the Company may finance 100% of eligible lease receivables over the term of the related lease at a fixed interest rate determined at the time of the lease closing. The notes are secured by the related lease receivable. At September 30, 1998, approximately $5.0 million had been drawn on the facilities.

         The Company has currently set its budget for capital expenditures in fiscal 1999 at approximately $4.5 million as compared to $2.0 million in fiscal 1998. Despite this increase, management believes that the Company's cash flow, together with the credit available to it under existing debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months.

YEAR 2000 COMPLIANCE

         The Company uses computer hardware and financial and manufacturing software that it purchased from third party suppliers. Such suppliers have confirmed to the Company that such products are Year 2000 compliant. Consequently, the Company does not expect to incur any significant costs to become Year 2000 compliant. The Company has no information concerning the Year 2000 compliance status of its suppliers or customers. If any of the Company's significant suppliers or customers does not successfully and timely become Year 2000 compliant, the Company's business or operations could be adversely affected. The Company has not yet generated any disaster contingency plans related to the Year 2000 compliance issue.


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:



                                                                                                        APPROXIMATE
                                                                                                               DATE
                                                                                                            SERVICE
              NAME                       AGE                              OFFICE                              BEGAN
              ----                       ---                              ------                              -----
Kenneth D. McClain(1)                   57           Chairman of the Board, Chief
                                                     Executive Officer and President                           3/68

Robert W. McClain(1)                    62           Senior Vice President, Assistant
                                                     Secretary and Director                                    3/68

Raymond Elliott                         64           Director                                                  8/90

Walter J. Kirchberger                   63           Director                                                 11/95

Carl Jaworski                           55           Secretary                                                10/72

Mark S. Mikelait                        38           Treasurer                                                 5/97


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

         RAYMOND ELLIOTT has been a director of the Company since August 1990. He is President of Hartland Insurance Group, Inc. From January 1, 1997 to October 2, 1998, he was a Vice President of First of America Insurance (now National City) Group since October 1996. Prior to that he was President and a director of Elliott & Sons Insurance Agency, Inc. and Michigan Benefit Plans Insurance Agency, Inc. since 1967. Mr. Elliott also serves as a director of the Boys and Girls Club of Troy, a charitable organization located in Troy, Michigan.

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

         MARK S. MIKELAIT has served as Treasurer of the Company since May 1997 and joined the Company in September 1994. Prior to that time Mr. Mikelait, a CPA, was employed as a senior manager by Rehmann Robson, the Company's independent auditors, beginning in November 1985.

         The Company is required to identify each person who was an officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended September 30, 1998, the Company believes that all officers, directors and beneficial owners of more than 10% of the Company's registered equity securities timely filed all required reports.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following tables set forth all cash compensation paid to the Chief Executive Officer of the Company and the other executive officers whose total annual salary and bonus from the Company exceeded $100,000 during the fiscal year ended September 30, 1998.



                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------

                 Annual Compensation                      Long Term Compensation
--------------------------------------------------------------------------------


         Name and             Fiscal       Salary                Options/
    Principal Position         Year      Amount($)               SARs(#)
    ------------------         ----      ---------               -------

Kenneth D. McClain,            1998       $263,031                 ---
President/ CEO


--------------------------------------------------------------------------------

                 Annual Compensation                      Long Term Compensation
--------------------------------------------------------------------------------


         Name and             Fiscal       Salary                Options/
    Principal Position         Year      Amount($)               SARs(#)
    ------------------         ----      ---------               -------


                               1997        226,885

                               1996        275,000                  ---

Robert W. McClain,             1998       $125,004                  ---
Senior Vice President

                               1997        183,335

                               1996        246,832                  ---

Carl Jaworski                  1998       $104,631                5,000
Secretary
                               1997        107,207

                               1996         ---                     ---

Mark S. Mikelait               1998       $101,250                10,000
Treasurer
                               1997         ---                    ---

                               1996         ---                    ---







                                        AGGREGATED OPTION/SAR EXERCISES AND
                                      FISCAL YEAR-END OPTION/SAR VALUES TABLE


                            Shares                        No. of Unexercised Options/SARs at             Value of Unexercised
                           Acquired                                 Fiscal Year-End                  In-The-Money Options/SARs at
                         on Exercise                                                                      Fiscal Year-End(2)
                           in 1998           Value
                                           Realized

                                                                                   Not                                    Not
                                                           Exercisable       Exercisable(1)        Exercisable        Exercisable
----------------------  ---------------  --------------  ----------------  --------------------  ----------------  -----------------
Kenneth D. McClain           -0-              -0-            35,864                                   $ -0-              $ -0-

Robert W. McClain            -0-              -0-            27,268                                   $ -0-              $ -0-





       (1) Stock options granted April 18, 1994 and November 16, 1995 pursuant to the Company's 1989 Incentive Stock Plan (the "Incentive Plan"). Options must be exercised by April 17, 1999 and November 15, 2000. Exercise price is $6.50 and $7.31 per share.

       (2) Value based on the average of the September 30, 1998 closing bid high and low price which was $3.50 per share.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive compensation for serving on the Board or on the Board's committees. Directors who are not employees of the Company are entitled to a quarterly retainer fee of $3,750, a $1,000 fee for each regular or special meeting of the Board and a $1,000 fee for each committee meeting attended on a day other than a regular or special Board meeting date (collectively, the "Fees"). A Director may elect to receive payment of the Fees in shares of Common Stock pursuant to the Company's 1989 Retainer Stock Plan for Non-Employee Directors (the "Retainer Plan"). To participate in the Retainer Plan, an eligible director must elect prior to December 31 of each year the percentage, if any, of Fees he desires to receive in the form of shares of Common Stock. The Common Stock is issued quarterly during the following calendar year. The number of shares of Common Stock to be issued to an eligible director is determined by dividing the dollar amount of the percentage of fees such director elects to receive in Common Stock by the "fair market value" of Common Stock on the day prior to the date of issuance of the Common Stock to such director. The term "fair market value" means the average of the highest and lowest selling price for the Common Stock as quoted on Nasdaq/NMS for the day prior to the date of issuance or for the first date prior to the date of issuance for which shares of Common Stock are quoted, if not quoted on the day prior to the date of issuance. Any fractional share of Common Stock derived from such calculation is paid in cash.

         The aggregate fair market value of the shares of Common Stock issued to any eligible director in a given year cannot exceed 100% of such eligible director's fees. Fees may not be increased more often than annually.

         For the fiscal year ended September 30, 1998, 7,593 shares of Common Stock were issued under the Retainer Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 14,1998, certain information regarding the beneficial ownership of Common Stock, of: (i) each person known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock; (ii) each director of the Company; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group, based upon information available to the Company.

                                                 AMOUNT AND
                                                 NATURE OF          PERCENT OF
     NAME AND ADDRESS                            BENEFICIAL        OUTSTANDING
     OF BENEFICIAL OWNER                        OWNERSHIP(1)        SHARES(2)
     -------------------                        ------------        ---------
Kenneth D. McClain                              1,477,057(3)            31.60%
6200 Elmridge Road
Sterling Heights, MI  48310
Robert W. McClain                               1,118,946(4)            23.94%
6200 Elmridge Road
Sterling Heights, MI  48310
June McClain                                      337,178                7.21%
6200 Elmridge Road
Sterling Heights, MI 48310

                                                 AMOUNT AND
                                                 NATURE OF          PERCENT OF
     NAME AND ADDRESS                            BENEFICIAL        OUTSTANDING
     OF BENEFICIAL OWNER                        OWNERSHIP(1)        SHARES(2)
     -------------------                        ------------        ---------

Lisa McClain Pfeil                                310,474(5)             6.64%
6200 Elmridge Road
Sterling Heights, MI 48310
Raymond Elliott                                    18,245                0.39%
290 Town Center
P.O. Box 890
Troy, Michigan  48084
Walter Kirchberger                                  6,100                0.13%
2301 West Big Beaver Rd., Suite 800
Troy, Michigan 48084
Carl Jaworski                                     116.159                2.49%
6200 Elmridge Road
Sterling Heights, MI 48310
Mark S Mikelait                                    25.666                0.55%
500 Sherman Street
Galion, OH 44833
All current executive officers and              2,762,163(6)            59.11%
directors as a group (6 persons)


(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has a right to acquire within 60 days.

(2) Based on 4,673,570 shares of Common Stock issued and outstanding as of November 22, 1998. In addition, for purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security that such person or persons has or have the right to acquire within 60 days is also deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Includes 85,464 shares which executive officers and directors have the right to acquire pursuant to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 2, 1993, the Company consummated the purchase of three facilities which it had been leasing from three different entities controlled by certain officers and directors of the Company, including its main Sterling Heights, Michigan facility, its Kalamazoo, Michigan facility and its Macon, Georgia facility. In each instance, the Company paid the purchase price by issuing shares of Common Stock and assuming existing mortgages on the facilities. The purchase prices were determined by the Company's Board of Directors on the basis of independent appraisals of the facilities. The stock issued was valued at $5.40 per share, based on the market price for shares of Common Stock as of March 29, 1993, the date that definitive purchase agreements for the facilities were executed. These shares are restricted within the meaning of Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), meaning that they cannot be resold unless registered under the Securities Act, or in a transaction which is exempt from such registration. The seller of each facility owned the facility for more than two years before the sale.

         In November 1994, in connection with a contemplated public offering of its Common Stock and at the insistence of staff members of the Securities and Exchange Commission, for purposes of the public offering, the Company agreed to value the shares issued in exchange for these facilities at a price based on the market value of shares of Common Stock as of August 2, 1993, the date these transactions were consummated. This revision gave effect to the fact that the shares had increased in value by $504,000 from March 29, 1993. In order to consummate the offering, Messrs. Kenneth and Robert McClain consented to pay this amount to the Company, with interest at Standard's prime rate, in five equal principal installments with accrued interest, commencing September 30, 1995.

         The Company originally maintained pursuant to Generally Accepted Accounting Principles in effect at the time of the transaction, that the shares should have been valued as of March 31, 1993, but acquiesced to the position of the staff members of the Securities and Exchange Commission in an effort to move forward with the aborted securities offering. The accounting profession subsequently issued a pronouncement supporting the Company's original position. Accordingly, the letter agreement was rescinded during the year ended September 30, 1998.

         The Company leases one of its facilities from the mother of Messrs. Kenneth and Robert McClain. See "Properties." The Company believes that the terms and conditions of this lease are comparable to those available from an unrelated party with respect to similar facilities. See also Note 14 of Notes to Consolidated Financial Statements.

         The Company had sales of approximately $590,000 in Fiscal 1998 to McClain Leasing Corporation, an entity controlled by certain officers and directors of the Company.

         First of America Insurance Group, Inc., an entity that, until October 2, 1998, employed Raymond Elliott, a director of the Company, provided insurance to the Company during Fiscal 1998. Sales from this entity to the Company aggregated approximately $1.1 million during Fiscal 1998, for which this entity received fees and commissions in the approximate amount of $116,200.


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

Dated: December 11, 1998            McCLAIN INDUSTRIES, INC.


                                    By:/s/ Kenneth D. McClain
                                       -----------------------------------------
                                           Kenneth D. McClain, President
                                          (Principal Executive Officer)


                                    And By:/s/ Mark S. Mikelait
                                           -------------------------------------
                                               Mark S. Mikelait, Treasurer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  December 11, 1998                   /s/ Kenneth D. McClain
                                            ------------------------------------
                                            Kenneth D. McClain, Director


Dated:  December 11, 1998                   /s/ Robert W. McClain
                                            ------------------------------------
                                            Robert W. McClain, Director


Dated:  December 11, 1998                   /s/ Raymond Elliott
                                            ------------------------------------
                                            Raymond Elliott, Director


Dated:  December 11, 1998                   /s/ Walter J. Kirchberger
                                            ------------------------------------
                                            Walter J. Kirchberger, Director

                     SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

                                Washington, D. C.



                                    Form 10-K

                                For Corporations



                                  ANNUAL REPORT



              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 and 1996





                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES



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

                          INDEPENDENT AUDITORS' REPORT

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES


--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets - September 30, 1998 and 1997

Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Investment for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements





                                    SCHEDULES


The information required to be submitted in Schedule II - Valuation and Qualifying Accounts is included in the consolidated financial statements and notes thereto.

The following schedules are omitted as not required or not applicable:
         I, III, IV and V.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
McClain Industries, Inc. and Subsidiaries
Sterling Heights, Michigan



We have audited the accompanying consolidated balance sheets of McClain Industries, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McClain Industries, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


                                                      /s/ Rehmann Robson, P.C.




Farmington Hills, Michigan
December 7, 1998

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                              ASSETS                                                         SEPTEMBER 30,
                                                                            -------------------------------------------
                                                                                      1998                 1997
                                                                            ---------------------    ------------------
CURRENT ASSETS
     Cash and cash equivalents                                                       $ 1,924,006           $ 2,402,421
     Accounts receivable, net of allowance for doubtful accounts
        of $800,000 in 1998 ($500,000 in 1997)                                        24,235,761            16,589,263
     Inventories                                                                      38,873,477            31,011,766
     Net investment in sales-type leases, current portion                              3,100,000             2,900,000
     Prepaid expenses                                                                    543,095               362,029
     Refundable federal and state income taxes                                               -                 837,638
                                                                            ---------------------    ------------------

TOTAL CURRENT ASSETS                                                                  68,676,339            54,103,117
                                                                            ---------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    23,266,545            25,240,624
                                                                            ---------------------    ------------------

OTHER ASSETS
     Net investment in sales-type leases, net of
        current portion                                                                6,013,959             5,348,773
     Goodwill, net of amortization                                                     1,440,745             1,704,132
     Other                                                                               454,941               752,878
     Equipment under construction                                                        394,438                36,043
                                                                            ---------------------    ------------------

TOTAL OTHER ASSETS                                                                     8,304,083             7,841,826
                                                                            ---------------------    ------------------








TOTAL ASSETS                                                                       $ 100,246,967          $ 87,185,567
                                                                            =====================    ==================





The accompanying notes are an integral part of these consolidated financial statements.

----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' INVESTMENT                              SEPTEMBER 30,
                                                             ---------------------------
                                                                 1998          1997
                                                             ------------   ------------
CURRENT LIABILITIES
 Accounts payable                                            $ 18,405,224   $ 14,132,646
 Current portion of long-term debt                              3,300,000      2,800,000
 Accrued expenses                                               4,040,434      2,790,468
 Accrued restructuring costs                                         --          610,000
 Deferred income                                                  497,000        250,000
 Federal and state income taxes                                   513,994           --
                                                             ------------   ------------
TOTAL CURRENT LIABILITIES                                      26,756,652     20,583,114

Long-term debt, net of current portion                         42,530,105     38,513,490

Product liability                                               1,909,904      2,151,872

Deferred income taxes                                           2,215,000      2,100,000
                                                             ------------   ------------

TOTAL LIABILITIES                                              73,411,661     63,348,476
                                                             ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS' EQUITY
 Common stock, no par value; authorized 10,000,000 shares,
   issued and outstanding, 4,686,727 shares
   (4,737,622 shares in 1997)                                   4,997,809      5,383,486
 Retained earnings                                             21,837,497     18,453,605
                                                             ------------   ------------

TOTAL STOCKHOLDERS' INVESTMENT                                 26,835,306     23,837,091
                                                             ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT               $100,246,967   $ 87,185,567
                                                             ============   ============

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                              For the Year Ended September 30,
                                              --------------------------------
                                           1998            1997           1996
                                           ----            ----           ----

Net sales                              $116,554,031    $95,255,641    $84,221,810

Cost of sales                            95,786,681     79,711,774     67,086,240
                                       ------------    -----------    -----------
GROSS PROFIT                             20,767,350     15,543,867     17,135,570

Selling, general and administrative
 expenses                                13,363,850     13,647,757     11,450,466
Restructuring and impairment charges           --        1,755,000           --
                                       ------------    -----------    -----------
INCOME FROM OPERATIONS                    7,403,500        141,110      5,685,104
                                       ------------    -----------    -----------
OTHER INCOME (EXPENSE)
 Interest expense                        (3,381,132)    (3,448,867)    (3,044,398)
 Interest income                          1,285,016      1,215,877        795,519
 Other, net                                (493,492)       101,100        178,732
                                       ------------    -----------    -----------
OTHER EXPENSE - NET                      (2,589,608)    (2,131,890)    (2,070,147)
                                       ------------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES         4,813,892     (1,990,780)     3,614,957

Income taxes (benefit)                    1,430,000       (287,000)     1,230,000
                                       ------------    -----------    -----------
NET INCOME (LOSS)                      $  3,383,892    $(1,703,780)   $ 2,384,957
                                       ============    ============   ===========
Net income (loss) per share:
 Basic                                 $       0.72    $     (0.36)   $      0.50
                                       ============    ============   ===========
 Assuming dilution                     $       0.72    $     (0.36)   $      0.49
                                       ============    ============   ===========







The accompanying notes are an integral part of these consolidated financial statements.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------


                                                     COMMON STOCK                                       AMOUNT
                                                    -------------                   RETAINED           DUE FROM
                                               SHARES             AMOUNT            EARNINGS           OFFICERS           TOTALS
                                               ------             ------            --------           --------           ------
Balance at October 1,
 1995                                       4,587,744        $ 5,572,846        $ 17,772,428        $ (504,000)      $ 22,841,274

Reversal of amount due
 from officers (Note 14)                          -             (504,000)                -             504,000                -

Shares issued                                 137,799            378,024                 -                 -              378,024

Shares repurchased                            (31,627)          (147,000)                -                 -             (147,000)

Net income                                        -                  -             2,384,957               -            2,384,957
                                            ----------       -----------        ------------        -----------      -------------

Balance at September 30,
 1996                                       4,693,916          5,299,870          20,157,385               -           25,457,255

Shares issued                                  56,971            157,695                 -                 -              157,695

Shares repurchased                            (24,467)          (136,968)                -                 -             (136,968)

Common stock issued in
 connection with EPCO
 acquisition                                   11,202             62,889                 -                 -               62,889

Net loss                                          -                  -            (1,703,780)              -           (1,703,780)
                                            ----------       -----------        ------------        -----------      -------------

Balance at September 30,
 1997                                       4,737,622          5,383,486          18,453,605               -           23,837,091

Shares issued                                  45,284             90,323                 -                 -               90,323

Shares repurchased                            (96,179)          (476,000)                -                 -             (476,000)

Net income                                        -                  -             3,383,892               -            3,383,892
                                            ----------       -----------        ------------        -----------      -------------

Balance at September 30,
 1998                                       4,686,727        $ 4,997,809        $ 21,837,497        $      -         $ 26,835,306
                                            ==========       ===========        ============        ===========      =============








The accompanying notes are an integral part of these consolidated financial statements.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------
                                                               1998                1997               1996
                                                         --------------       ---------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $    3,383,892       $    (1,703,780)     $  2,384,957
 Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities
  Depreciation and amortization                               3,395,115             4,893,701         2,550,935
  Deferred income taxes                                         115,000                     -           660,000
  Provision for doubtful accounts                               481,407               432,511            49,400
  (Gain) loss on disposal of plant and equipment                 (1,530)                4,032             3,981
  Common stock issued to directors for services                  31,127                28,494            18,613
  Common stock issued in connection
   with EPCO acquisition                                              -                62,889                 -
  Net changes in operating assets and liabilities
    which provided (used) cash, net of effects in
    1996 of business acquisition:
   Accounts receivable                                       (8,127,905)            1,481,176        (3,987,569)
   Inventories                                               (7,861,711)           (5,434,766)        6,072,095
   Net investment in sales-type leases                         (865,186)           (2,632,423)       (2,055,386)
   Prepaid expenses and other assets                            403,712            (1,086,661)         (300,974)
   Accounts payable                                           4,272,578             3,585,004         1,357,333
   Accrued expenses                                           1,400,960             1,455,314          (735,656)
                                                         --------------       ---------------      ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES          (3,372,541)            1,085,491         6,017,729
                                                         --------------       ---------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of plant and equipment                              (965,246)           (4,080,499)       (1,991,316)
 Payments on liabilities assumed upon the
   Galion acquisition                                          (241,967)             (623,984)       (1,371,214)
 Proceeds from sale of plant and equipment                        1,528                     -            22,331
                                                         --------------       ---------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                        (1,205,685)           (4,704,483)       (3,340,199)
                                                         --------------       ---------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                 7,269,129            10,078,495         2,139,126
 Repayments of long-term debt                                (2,752,514)           (5,114,354)       (5,137,398)
 Sale of common stock under stock option plan                    59,196               129,201           359,411
 Repurchase of common stock                                    (476,000)             (136,968)         (147,000)
                                                         --------------       ---------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           4,099,811             4,956,374        (2,785,861)
                                                         --------------       ---------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (478,415)            1,337,382          (108,331)
Cash and cash equivalents, beginning of year                  2,402,421             1,065,039         1,173,370
                                                         --------------       ---------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $    1,924,006       $     2,402,421      $  1,065,039
                                                         ==============       ===============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         McClain Industries, Inc. and its wholly-owned subsidiaries (the "Company") manufacture and sell a diversified line of dump truck bodies (assemblies attached to truck frames which are used to carry and dump solid materials such as dirt, gravel or waste materials) and solid waste handling equipment (including containers, compactors and baling equipment, garbage and recycling truck bodies, and transfer trailers) used for the temporary storage, transportation and compaction of residential, commercial and industrial waste and recycling materials. The Company sells its dump truck bodies primarily to truck equipment dealers and its solid waste handling equipment primarily to distributors, solid waste handling companies, government agencies, shopping centers and other large retail outlets principally within the United States. The Company also sells truck chassis at the retail level. In addition, the Company provides coiled steel cutting and warehousing services for its own manufacturing operations in order to reduce its processed steel expense (one of its major cost components) and, on a limited basis, for sale to third-party customers.

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

         Concentration Risks

         The Company grants trade credit to its customers in the normal course of business. No collateral is required. Concentrations of credit risk with respect to trade receivables generally are limited due to the relatively large number of customers comprising the Company's customer base and its geographic dispersion, with the exception of the customer discussed below. The Company maintains reserves for potential credit losses and such losses have historically been insignificant and generally within management's expectations.

         Sales to a major customer aggregated approximately $33,642,000 and $12,896,000 in 1998 and 1997, respectively. The Company had receivables of approximately $8,000,000 and $3,000,000 from this customer at September 30, 1998 and 1997, respectively. The loss of this customer could adversely affect the Company's short-term operating results.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include but are not limited to product liability, goodwill amortization and the allowance for doubtful receivables.

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

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill

         Goodwill representing the purchase price in excess of the fair values of net assets acquired is amortized on a straight line basis. The amortization period is estimated based upon management's judgements and generally ranges from 5 to 40 years. Accumulated amortization as of September 30, 1998 and 1997 was $809,980 and $546,593, respectively.

         A significant portion of goodwill attributable to certain business combinations has arisen in recent years. While management believes that these costs will be recovered from the profitable operating of these businesses in the future, a change in the estimates of the applicable recovery periods or the development of unfavorable business conditions pertinent to these operations could adversely affect the Company's operating results (see Note 3).

         Earnings (Loss) Per Share

         Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective September 30, 1998. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At September 30, 1998, 1997 and 1996 options to purchase 199,476, 125,464 and 110,464, shares respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation follows for the years ended September 30:

                                                          1998            1997             1996
                                                     --------------  --------------   --------------
Denominator:
   Weighted average shares outstanding, basic            4,711,741       4,729,281        4,752,050
   Incremental shares from assumed
     conversion of options                                       -          41,577           81,443
                                                     -------------   -------------    -------------
Weighted average shares outstanding, diluted             4,711,741       4,770,858        4,833,493
                                                     =============   =============    =============


         Fair Values of Financial Instruments

         The carrying amount of cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturity of these financial instruments. The carrying amounts of long-term debt approximate their fair values because the interest rates are representative of, or change with, market rates.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         New Accounting Pronouncements

         In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components, amending various prior SFAS. Management believes that the adoption of SFAS No. 130 in fiscal 1999 will not have a significant impact on results of operations or financial position.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires selected information in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, superseding SFAS No.
         14. Management believes that the adoption of SFAS No. 131 in fiscal 1999 will not have a significant impact on the disclosure of financial information.

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

         Reclassification

         Certain amounts as reported in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


2.       BUSINESS ACQUISITION

         On August 29, 1996, the Company acquired the Demopolis, Alabama roll-off container manufacturing facility and related equipment and properties operated by Waste Management of Alabama, Inc. (Waste), in a business combination accounted for as a purchase. The Company paid approximately $5,700,000 in cash at the closing, which was allocated to the assets received as follows:

Plant, including land                              $       1,615,000
Machinery and equipment                                    1,911,250
Inventories                                                  400,000
Goodwill                                                   1,773,750
                                                   -----------------
                                                   $       5,700,000
                                                   =================

         Goodwill resulting from this acquisition is being amortized over five years.

         In connection with this transaction, Waste agreed to use reasonable commercial efforts to purchase annually from the Company, containers and related other manufactured products in an amount that is not less than $25,000,000 in sales per year during the five calendar years following the closing. In this event, the Company has agreed to pay to Waste up to $1,200,000 during each year. If Waste purchases less than $25,000,000 annually, the $1,200,000 amount is to be reduced in accordance with the terms of the acquisition agreement. The Company accounts for such payments as sales discounts when and as earned by Waste. For the years ended September 30, 1998 and 1997 approximately $1,327,000 and $400,000 has been recorded as sales discounts in connection with post-acquisition sales of $33,642,000 and $12,896,000, respectively, made to Waste pursuant to the agreement.

         McClain of Alabama, Inc. sales amounted to approximately $16,100,000 and $9,300,000 during the years ended September 30, 1998 and 1997, respectively.


3.       RESTRUCTURING AND IMPAIRMENT CHARGES

         In September 1997, the Company decided to restructure its baler equipment manufacturing operations based upon an evaluation of sales levels to date, anticipated levels of business in 1998 and beyond, and unsatisfactory operating results. The plan involved the shift of all baler production from the Company's facility in Buffalo, New York to its Winesburg, Ohio plant, the abandonment of the leased premises in Buffalo, and the transfer of moveable property and equipment to other locations. The related restructuring and impairment charge of $1,755,000 in 1997 consists principally of a writeoff of goodwill of $1,145,000, the writedown of leasehold improvements and other assets of $310,000, and costs associated with the abandoned leased facilities of $300,000. After an income tax benefit of $207,000, which excluded the writeoff of goodwill not considered to be deductible, these actions reduced reported operating results by $1,548,000 or $0.33 per share in 1997.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.       SUPPLEMENTAL CASH FLOWS INFORMATION

         During the years ended September 30, 1998, 1997 and 1996, common stock valued at $31,127, $28,494 and $18,613, respectively, was issued to non-employee directors in exchange for services rendered.

         During the year ended September 30, 1997, common stock valued at $62,889 was issued in accordance with the EPCO purchase agreement.

         During the year ended September 30, 1996, the Company financed $5,700,000 of the Alabama acquisition by taking out a $5,300,000 term loan and borrowing $400,000 pursuant to the revolving credit facilities provided by its principal lender (Note 10).

         Cash paid for interest amounted to $3,356,571 for 1998, $3,223,867 for 1997, and $3,044,398 for 1996. Cash paid for federal income taxes amounted to $-0- for 1998, $350,000 for 1997, and $1,198,137 for 1996.


5.       ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The following is a summary of changes in the allowance for doubtful accounts during each of the three years in the period ended September 30:

                                                 1998                1997              1996
                                           -----------------  -----------------   ----------------
  Balance, beginning of year                $     500,000      $      600,000     $      600,000
  Add provision charged
     against income                               481,400             432,500             49,400
  Less uncollectible accounts
     written off, net of recoveries              (181,400)           (532,500)           (49,400)
                                            -------------      --------------     --------------
  BALANCE, END OF YEAR                      $     800,000      $      500,000     $      600,000
                                            =============      ==============     ==============


6.       INVENTORIES

         Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized for certain inventories, while the FIFO (first-in, first-out) method is utilized for the remaining inventories. The major components of inventories were as follows at September 30:


                                                            1998              1997
                                                    ----------------   -----------------
Materials and chassis                               $    22,100,252     $    17,221,766
Work-in process                                           5,707,374           6,664,000
Finished goods                                           11,065,851           7,126,000
                                                    ---------------     ---------------
                                                    $    38,873,477     $    31,011,766
                                                    ===============     ===============

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       LEASING OPERATIONS

         Sales-Type Leases
         -----------------
         The Company provides financing contracts for the sales of various manufactured products to certain of its customers. Such financing is principally structured in the form of finance leases, typically for a five-year term, which are accounted for as sales-type leases. The net investment in these sales-type leases is comprised of the following amounts at September 30:


                                                        1998           1997
                                                    -----------     -----------
Gross minimum lease payments
   collectible in monthly installments              $11,706,584     $10,825,166
Less advance lease payments and
   deposits received                                    289,157         249,737
                                                    -----------     -----------
Subtotal                                             11,417,427      10,575,429
Less unearned finance income                          2,303,468       2,326,656
                                                    -----------     -----------
Total net investment in sales-type leases             9,113,959       8,248,773
Current portion                                       3,100,000       2,900,000
                                                    -----------     -----------
Noncurrent portion                                  $ 6,013,959     $ 5,348,773
                                                    ===========     ===========

         Gross minimum lease payments are collectible in the following scheduled annual amounts for the years succeeding September 30, 1998:


   Year ending
   September 30                                          Amount
-------------------                                  --------------
     1999                                              $ 3,883,358
     2000                                                3,026,735
     2001                                                2,341,437
     2002                                                1,427,705
     2003                                                  738,192
                                                       -----------
Gross minimum amount collectible                       $11,417,427
                                                       ===========


                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.       LEASING OPERATIONS (Continued)

         Sale-Leaseback Transactions
         ---------------------------
         The Company, through McClain Group Leasing, Inc., has TRAC (Terminal Rental Adjustment Clause) leasing programs in place with three financial institutions in order to assist customers in obtaining financing for certain products delivered by guaranteeing a portion of the residual values of such products. Distribution of the Company's products in this manner has been accomplished by (i) selling the products to the independent financial institution leasing company, (ii) leasing the products back and providing a specified minimum guaranteed residual value to the leasing company, and (iii) subleasing the product to the user customer.

         The gross profit from the sale of these products is deferred and recognized to income in proportion to the related gross rental charged to expense over the term of the lease arrangement. Rental income from the subleasing activities was $1,382,000, $1,420,000 and $422,000 in the years 1998, 1997 and 1996, respectively, while the related rental expense for the leaseback of the products was $1,317,000, $1,212,000 and $316,000 during the years ended September 30, 1998, 1997 and 1996, respectively. Proceeds of the subleasing activities have been, and are expected to continue to be, in excess of the related rental expense. Minimum scheduled rental payments and rental receipts under these operating lease arrangements in future years are summarized as follows:


                  Year ending                                    Rental                   Rental
                 September 30                                   Payments                 Receipts
               -------------------                            ------------             ------------
                    1999                                       $  930,000               $1,130,000
                    2000                                          930,000                1,130,000
                    2001                                          930,000                1,130,000
                    2002                                          930,000                1,130,000
                    2003                                          913,000                1,125,000
                                                               ----------               ----------
               Gross minimum rental payments                   $4,633,000               $5,645,000
                                                               ==========               ==========

         Total residual values guaranteed by the Company under these leasing arrangements approximates $725,000 as of September 30, 1998.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided primarily using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Estimated useful lives range from 20 to 40 years for buildings and improvements, and 3 to 30 years for machinery, equipment, furniture and fixtures, and vehicles. Expenditures for maintenance and repairs are charged to expense as incurred, and significant betterments are capitalized.

         Property, plant and equipment consisted of the following amounts as of September 30:

                                                       1998            1997
                                                    -----------     -----------
Land                                                $ 2,282,977     $ 2,281,480
Buildings and improvements                           13,517,487      13,673,209
Machinery and equipment                              22,276,726      21,584,020
Furniture, fixtures and vehicles                      4,023,385       3,931,764
                                                    -----------     -----------
                                                     42,100,575      41,470,473
Less accumulated depreciation                        18,834,030      16,229,849
                                                    -----------     -----------
Property, plant and equipment, net                  $23,266,545     $25,240,624
                                                    ===========     ===========

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
9.       LINES OF CREDIT

         The Company and certain of its subsidiaries are party to the following line of credit agreements with financial institutions as of September 30:

                                                                                           1998                1997
                                                                                      -----------------   ----------------


Revolving line of credit providing for maximum availability of up to $20,000,000 and $21,000,000 at September 30, 1998 and 1997, respectively. Borrowings are limited to 80% of the eligible accounts receivable and 50% of qualified inventory and are subject to interest at the LIBOR rate plus 200 basis points
(7.5% at September 30, 1998). (At September 30, 1997, the Company had several separate line of credit agreements with its primary bank. These agreements were consolidated into the current line of credit as part of a new loan agreement
dated April 16, 1998.)                                                                $      17,955,713   $     20,139,774

The agreement is collateralized by substantially all the assets of the Company and contains various covenants requiring the Company to maintain certain financial ratios. The agreement also prohibits the Company from incurring additional indebtedness other than subordinated indebtedness and limits plant and equipment acquisitions to $3.0 million per fiscal year. This agreement expires in March 2000, at which time the Company expects to obtain a renewal upon the same or similar terms.

Line of credit providing for maximum availability of up to $10,000,000 in 1998 and 1997. Borrowings are limited to 80% of eligible lease receivables and are subject to interest at the LIBOR rate plus 200 basis points. The agreement is collateralized by certain equipment leases held by the Company's leasing subsidiary. This agreement expires in March 2000, at which time the Company
expects to obtain a renewal upon the same or similar terms.                                   7,605,295          6,249,290
                                                                                      -----------------   ----------------

Total lines of credit borrowings (Note 10)                                            $      25,561,008   $     26,389,064
                                                                                      =================   ================

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.      LONG-TERM DEBT

         Long-term debt consisted of the following obligations as of September
30:

                                                                                             1998            1997
                                                                                     -----------------   ----------------
Promissory note to a bank, collateralized by certain assets as disclosed in Note
9. The note is payable in monthly installments of $200,000 plus interest at the
LIBOR rate plus 230 basis points (effective rate of 7.8% at September 30, 1998), maturing in July 2004. (At September 30, 1997, the Company was indebted on several promissory notes to its primary bank. These promissory notes were consolidated into the current promissory note pursuant to a new loan agreement
dated April 16, 1998.)                                                               $      14,200,000   $      7,348,253




Promissory notes to banks, collateralized by commercial mortgages on certain real estate, payable in monthly installments of $28,300 plus interest ranging from the bank prime rate to prime plus 1/4% (effective rates of 8.5% to 8.75% at
September 30, 1998), maturing at various dates through January 2000.                         1,369,097          2,351,173





Industrial Revenue Bonds, collateralized by a bank letter of credit. The bonds are payable in annual installments of $525,000 through April 2007. The bonds bear interest, payable monthly, at either a fixed term, or a variable rate
(effective rate of 4.07% at September 30, 1998) as determined by the bond
holder.                                                                                      4,700,000          5,225,000



Lines of credit borrowings (Note 9)                                                         25,561,008         26,389,064
                                                                                     -----------------   ----------------

Total long-term debt                                                                        45,830,105         41,313,490

Less current portion                                                                         3,300,000          2,800,000
                                                                                     -----------------   ----------------

Long-term debt, net of current portion                                               $      42,530,105   $     38,513,490
                                                                                     =================   ================

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.      LONG-TERM DEBT (Continued)

         Scheduled aggregate principal maturities of long-term debt for years succeeding September 30, 1998 are presented below:

Year ending
September 30                                                 Amount
-------------------                                    ----------------
     1999                                              $      3,300,000
     2000                                                    29,200,000
     2001                                                     3,100,000
     2002                                                     3,000,000
     2003                                                     3,000,000
Thereafter                                                    4,230,105
                                                       ----------------
                                                       $     45,830,105
                                                       ================

         The debt agreements contain certain restrictive covenants which require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios.


11.      ACCRUED EXPENSES

         Accrued expenses included on the accompanying consolidated balance sheets consist of the following amounts at September 30:


                                                         1998                 1997
                                                    ---------------     ---------------
Sales discounts                                     $     1,162,959     $       400,000
Compensation                                                640,869             577,772
Vacation and holiday pay                                    481,174             534,953
Taxes                                                       488,598                   -
Insurance                                                   891,592             514,040
Other                                                       375,242             763,703
                                                    ---------------     ---------------
Total                                               $     4,040,434     $     2,790,468
                                                    ===============     ===============

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.      INCOME TAXES

         The provision (benefit) for income taxes for each of the three years in the period ended September 30, consists of the following components:

                                                  1998                 1997                1996
                                            -----------------   ----------------   -----------------
Current federal provision (benefit)          $     1,315,000    $     (287,000)     $       570,000
Deferred provision                                   115,000                -               660,000
                                            ----------------    --------------      ---------------
Total income taxes (benefit)                 $     1,430,000    $     (287,000)     $     1,230,000
                                            ================    ==============      ===============

         The effective income tax rate on consolidated pre-tax income differs from the federal statutory rate for the following reasons:


                                                 1998                     1997                    1996
                                          ---------------  -----  ---------------  ------  --------------  -----
                                               Amount       %          Amount        %         Amount       %
                                          ---------------  -----  ---------------  ------  --------------  -----
       Provision (benefit) computed
          at statutory rate                $  1,637,000     34     $   (677,000)    (34)   $  1,229,000     34
       Nondeductible expenses                    21,000      1          389,000      19          31,000      1
       Cancellation of debt
         related to EPCO restructuring         (207,000)    (4)               -       -               -      -
       Other                                    (21,000)    (1)           1,000       -         (30,000)    (1)
                                           ------------   -----    ------------   ------   ------------    ---
                                           $  1,430,000     30     $   (287,000)    (15)   $  1,230,000     34
                                           ============   =====    ============   =====    ============    ===


         The balance of the net deferred income tax liability consists of temporary basis differences related to the following assets and liabilities as of September 30:

                                                             1998             1997
                                                    ----------------   ------------------
Taxable differences:
   Property and equipment                           $     2,850,000     $      2,651,000
   Inventory                                              1,140,000            1,226,000
                                                    ---------------     ----------------
Gross deferred tax liabilities                            3,990,000            3,877,000
                                                    ---------------     ----------------
Deductible differences:
   Product liability                                        646,000              740,000
   Accounts receivable                                      170,000              171,000
   Accrued expenses                                         798,000              727,000
   Goodwill                                                 161,000               82,000
   Alternative minimum tax credit                                 -               50,000
   Other                                                          -                7,000
                                                    ---------------     ----------------
Gross deferred tax assets                                 1,775,000            1,777,000
                                                    ---------------     ----------------
Net deferred income tax liability                   $     2,215,000     $      2,100,000
                                                    ===============     ================

         The components which comprise gross deferred taxes are predominantly noncurrent; as such, the entire related net liability is classified as noncurrent.
                                      -43-

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13.      EMPLOYEE PENSION AND PROFIT SHARING PLANS

         The Company and certain subsidiaries have qualified pension and profit sharing plans covering substantially all union employees. Contributions to the plans were calculated at an hourly rate as defined in the various union contracts. The Company also maintains a defined contribution pension plan qualified pursuant to Section 401(k) of the Internal Revenue Code for certain union employees and all eligible non-union employees. The Company makes matching contributions of specified percentages of participants= compensation. The cost of all of these plans was $494,133 in 1998, $407,739 in 1997, and $334,924 in
         1996.

         The Company has an employee stock bonus plan for full time, salaried and non-union employees. Company contributions are discretionary each year and are generally limited to 15% of participants' compensation. No contributions were made for the years ended September 30, 1998, 1997 and 1996.


14.      RELATED PARTY TRANSACTIONS

         Leases

         The Company leases an operating facility from the mother of the President of McClain Industries, Inc. on a month-to-month basis with annual rentals totaling $42,000 in each of the years ended September 30, 1998, 1997 and 1996.

         Note Receivable

         The Company's office and operating facility, the Georgia facility and the Kalamazoo facility were leased from related party partnerships comprised of officers, directors and employees of McClain Industries, Inc. On August 2, 1993, the Company acquired these facilities in exchange for 360,000 shares of common stock. In November 1994, in connection with a contemplated public offering of its common stock and at the insistence of staff members of the Securities and Exchange Commission (SEC), for the purposes of the public offering, the Company agreed to value these shares at a price based on the market value of such shares as of August 2, 1993, the date the transactions were consummated. This revision gave effect to the fact that the shares increased in value by $504,000 from March 29, 1993, the date the definitive agreements for the transactions were executed by the parties, to August 2, 1993. In order to consummate the offering, at the direction of the SEC staff, the Company's principal shareholders agreed to reimburse that amount to the Company. A letter agreement was executed calling for equal annual principal payments to be received by the Company over a five-year period beginning on September 30, 1995, plus interest at the Company's cost of funds, which approximates the prime rate.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14.      RELATED PARTY TRANSACTIONS (Continued)

         The Company originally maintained, pursuant to generally accepted accounting principles in effect at the time of the transaction, that the shares should have been valued as of March 29, 1993, but acquiesced to the position of the SEC staff in an effort to move forward with the aborted securities offering. The accounting profession subsequently issued a pronouncement supporting the Company's original position. Accordingly, the letter agreement was rescinded during the year ended September 30, 1998 and the change in valuation is reported on the accompanying consolidated statement of stockholder's investment during the earliest year presented.

         Other

         Raymond Elliott, a director of the Company, served as a Vice President of First of American Insurance Group, Inc. prior to October 2, 1998. This entity provided insurance at a cost of approximately $1,100,000, $1,093,000 and $1,200,000 to the Company during the years ended September 30, 1998, 1997 and 1996, respectively. This entity received fees and commissions in connection with these transactions of approximately $116,000, $117,000 and $120,000, respectively.

         Product Sales

         The Company had product sales of approximately $590,000, $560,000 and $660,000, during the years ended September 30, 1998, 1997 and 1996, respectively, to a business controlled by the President of McClain Industries, Inc.


15.      STOCK BASED COMPENSATION PLANS

         The Company maintains the 1989 Retainer Stock Plan for Non-employee Directors and the McClain 1989 Incentive Stock Plan.

         Retainer Stock Plan

         The Retainer Stock Plan as adopted calls for reserving 133,333 shares of the Company's no par common stock and allows non-employee directors the option to receive payment of all or a portion of their directors fees in the form of shares of common stock at the fair market value of such shares on the date of issuance. For the years ended September 30, 1998, 1997 and 1996 the Company issued 7,593, 5,466 and 3,555 shares, respectively, of its common stock to such directors in exchange for services rendered.

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

15.      STOCK BASED COMPENSATION PLANS (Continued)

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

         The following table presents a summary of stock option activity for each of the years in the three year period ended September 30:


                                                            1998                     1997                 1996
                                                     ----------------------  ----------------------  ----------------------
                                                                  Exercise                Exercise                Exercise
                                                       Shares     Price *     Shares      Price *      Shares     Price *
                                                     -----------  ---------  ----------   ---------  -----------  ---------
                 Outstanding, beginning of year          191,391      $5.71    227,896         $5.01    373,251        $5.65
                 Granted                                  74,000       5.08     15,000          5.75          -            -
                 Exercised                               (30,825)      3.25    (51,505)         2.51   (134,244)        2.68
                 Forfeited/expired                       (35,090)      3.25          -             -    (11,111)        2.68
                                                     -----------  ---------  ---------     --------- ----------    ---------
                 Outstanding, end of year                199,476      $6.30    191,391         $5.71    227,896        $5.01
                                                     -----------  ---------  ---------     --------- ----------    ---------
                 Exercisable, end of year                145,131      $6.73    164,491         $5.55    174,174        $4.33
                                                     ===========  =========  =========     ========= ==========    =========


OPTIONS AT SEPTEMBER 30, 1998


                                                                  Options Outstanding                 Options Exercisable
                                                          ------------------------------------       ----------------------
                                                                        Remaining
                                                                       Contractual   Exercise                      Exercise
                 Range of Exercise Prices                  Shares       Life *      Price *              Shares     Price *
                 ----------------------------------       -----------  ----------  -----------       ----------   ---------
                    $5.00 to $6.00                            89,000   4.2 years       $ 5.19           34,667      $ 5.27
                    $6.01 to $7.00                            46,478   0.6 years         6.56           46,466        6.56
                    $7.01 to $8.00                            50,665   1.6 years         7.33           50,665        7.33
                    $8.01 to $9.00                            13,333   0.9 years         8.81           13,333        8.81
                                                          ----------  ----------  -----------       ----------   ---------
                 Total                                       199,476   2.5 years       $ 6.30          145,131      $ 6.73
                                                          ==========  ==========  ===========       ==========   =========

             *Weighted average

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

15.      STOCK BASED COMPENSATION PLANS (Continued)

         The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options issued pursuant to the 1989 Incentive Stock Plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recorded in the accompanying consolidated statements of operations. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the proforma effect on results of operations for the years ended September 30, 1998 and 1997 would have been insignificant.


16.      COMMON STOCK REPURCHASES

         In February 1998, the Board of Directors authorized the Company to repurchase from time to time on the open market up to 200,000 shares of the Company's common stock. During the year ended September 30, 1998, the Company repurchased 96,179 shares at prices ranging from $3.25 to $5.25. During the year ended September 30, 1997, the Company repurchased 24,467 shares at prices ranging from $5.32 to $5.75 per share. During the year ended September 30, 1996, the Company repurchased 31,627 shares at prices ranging from $4.24 to $4.75 per share.


17.      COMMITMENTS AND CONTINGENCIES

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

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

17.      COMMITMENTS AND CONTINGENCIES (Continued)

         A liability to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at September 30, 1998.

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

         Labor Union Matters

         Certain of the Company=s hourly employees are represented by various labor unions pursuant to collective bargaining agreements which expire between September 1999 and June 2000.

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

                   McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

18.      FOURTH QUARTER ADJUSTMENTS

         During the quarter ended September 30, 1997, the Company recorded various adjustments of approximately $2,500,000 principally related to the valuation of inventories and lease accounting. The aggregate effect of such adjustments was to decrease net income for the fourth quarter of 1997 by approximately $1,650,000 ($0.35 per share).



                                    * * * * *



                                                  INDEX TO EXHIBITS


Exhibit No.         Description                                                                                  Location
-----------         -----------                                                                                  --------
3.1                 Articles of Incorporation of McClain Industries, Inc.                                           (7)
3.2                 Bylaws of McClain Industries, Inc.                                                              (1)
10.1                McClain Industries, Inc. 1989 Incentive Stock Plan                                              (2)
10.2                McClain Industries, Inc. 1989 Retainer Stock Plan for Non-Employee Directors                    (2)
10.3                Agreement  of  Purchase   and  Sale  dated  July  20,  1992  by  and  between   Peabody         (4)
                    International Corporation, as Seller, and Galion Holding Company, as Buyer
10.4                Manufacture  and License  Agreement dated as of November 2,  1992,  between Galion Dump         (6)
                    Bodies, as Licensor, and the Company, as Licensee
10.5                Loan  documents  dated as of March 1, 1993,  between the Company and Galion Dump Bodies         (6)
                    and E-Z Pack
10.6                Guaranty  Fee  Agreement  dated as of March 2, 1993,  between  Galion  Holding  and the         (6)
                    Company
10.7                Purchase  Agreement,  dated as of  March  30,  1993,  between  the  Company  and  Group         (7)
                    Properties III
10.8                Purchase  Agreement,  dated as of  March  30,  1993,  between  the  Company  and  Group         (7)
                    Properties
10.9                Purchase  Agreement,  dated as of  March  30,  1993,  between  the  Company  and  Group         (7)
                    Properties of Georgia
10.10               Commercial Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing         (8)
                    Statement Dated February 6, 1995, between Standard Federal Bank and the Company
10.11               Commercial Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing         (8)
                    Statement Dated February 6, 1995, between Standard Federal Bank and the Company
10.12               Second  Amendment to Open-End  Commercial  Mortgage and Assignment of Lease and Rentals         (8)
                    (Secures Future  Advances) dated February 6, 1995,  between  Standard  Federal Bank and
                    E-Z Pack
10.13               Second  Amendment to Open-End  Commercial  Mortgage and Assignment of Lease and Rentals         (8)
                    (Secures Future  Advances) dated February 6, 1995,  between  Standard  Federal Bank and
                    Galion Dump Bodies
10.14               Fifth  Amendment to Open-End  Commercial  Mortgage and  Assignment of Lease and Rentals         (8)
                    (Secures Future  Advances)  between  Standard Federal Bank and Galion Dump Bodies dated
                    June 22, 1995.
10.15               Third  Amended  and  Restated  Promissory  Note (Line of Credit)  dated June 22,  1995,         (8)
                    between  Standard  Federal  Bank,  Galion  Holding,  E-Z Pack,  Galion  Dump Bodies and
                    McClain Group Sales of Florida
10.16               Security  Agreement  dated June 22,  1995,  between  Standard  Federal Bank and McClain         (8)
                    Group Sales of Florida




Exhibit No.         Description                                                                                  Location
-----------         -----------                                                                                  --------
10.17               Fifth  Amendment to Open-End  Commercial  Mortgage and  Assignment of Lease and Rentals         (8)
                    (Secures Future  Advances) dated June 22, 1995,  between  Standard Federal Bank and E-Z
                    Pack
10.18               Loan Agreement dated July 17, 1996, between Standard Federal Bank and Leasing                   (9)
10.19               Promissory  Note (Line of Credit) dated July 17, 1996,  between  Standard  Federal Bank         (9)
                    and Leasing
10.20               Commercial Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing         (9)
                    Statement dated August 29, 1996, between Standard Federal Bank and McClain-Alabama.
10.21               Security   Agreement  dated  August  29,  1996,   between  Standard  Federal  Bank  and         (9)
                    McClain-Alabama
10.22               Master Lease  Agreement  dated July 15, 1995 between  Fifth Third  Leasing  Company and         (9)
                    Leasing
10.23               Master Lease Agreement dated May 17, 1996 between NBD Bank and Leasing                          (9)
10.24               Term Note dated January 17, 1997 between  Trust Company Bank of Middle  Georgia and the        (10)
                    Company
10.25               Preliminary  Placement  Memorandum  dated April 17, 1997 - The  Industrial  Development        (10)
                    Board of the  City of  Demopolis  Industrial  Development  Revenue  Bonds  Series  1997
                    (McClain of Alabama, Inc. Project)
10.26               Lease  Agreement  dated April 1, 1997 between the Industrial  Development  Board of the        (10)
                    City of Demopolis and McClain of Alabama
10.27               Trust Indenture Agreement dated April 1, 1997 between the Industrial  Development Board        (10)
                    of the City of Demopolis and LaSalle National Bank
10.28               Bond  Guaranty  Agreement  dated  April  1,  1997  between  LaSalle  National  Bank and        (10)
                    McClain-Alabama
10.29               Mortgage,  Assignment  of Leases and  Security  Agreement  dated April 1, 1997 from the        (10)
                    Industrial  Development Board of the City of Demopolis and  McClain-Alabama to Standard
                    Federal Bank
10.30               Standard Federal Bank Irrevocable Letter of Credit dated April 23, 1997                        (10)
10.31               Placement Agency Agreement dated April 23, 1997 - The Industrial  Development  Board of        (10)
                    the City of  Demopolis  Industrial  Development  Revenue  Bond Series 1997  (McClain of
                    Alabama, Inc. Project)
10.32               Remarketing  Agreement dated April 23, 1997 among LaSalle National Bank, The Industrial        (10)
                    Development Board of the City of Demopolis and McClain of Alabama, Inc.
10.33               Loan  Agreement  dated  April  16,  1998  between  Standard  Federal  Bank and  McClain         53
                    Industries,  Inc., McClain of Alabama, Inc., McClaim of Georgia, Inc., McClain of Ohio,
                    Inc., McClain of Oklahoma,  Inc., McClain Epco, Inc., Shelby Steel Processing  Company,
                    McClain Tube Company,  Galion  Holding  Company,  McClain E-Z Pack,  Inc.,  Galion Dump
                    Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.




Exhibit No.         Description                                                                                  Location
-----------         -----------                                                                                  --------
10.34               Promissory  Note (Line of Credit)  dated April 16, 1998 between  Standard  Federal Bank         86
                    and McClain  Industries,  Inc.,  McClain of Alabama,  Inc.,  McClaim of Georgia,  Inc.,
                    McClain of Ohio, Inc.,  McClain of Oklahoma,  Inc.,  McClain Epco,  Inc.,  Shelby Steel
                    Processing  Company,  McClain Tube Company,  Galion Holding Company,  McClain E-Z Pack,
                    Inc., Galion Dump Bodies,  Inc.,  McClain Group Sales, Inc., and McClain Group Sales of
                    Florida, Inc.
10.35               Promissory  Note (Term Loan) dated April 16, 1998  between  Standard  Federal  Bank and         93
                    McClain Industries,  Inc., McClain of Alabama,  Inc., McClaim of Georgia, Inc., McClain
                    of Ohio, Inc.,  McClain of Oklahoma,  Inc., McClain Epco, Inc., Shelby Steel Processing
                    Company,  McClain Tube Company, Galion Holding Company,  McClain E-Z Pack, Inc., Galion
                    Dump Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.
10.36               Promissory  Note (Line of Credit  Converting to Term Loan) dated April 16, 1998 between         100
                    Standard Federal Bank and McClain Industries,  Inc., McClain of Alabama,  Inc., McClaim
                    of Georgia,  Inc.,  McClain of Ohio,  Inc.,  McClain of Oklahoma,  Inc.,  McClain Epco,
                    Inc., Shelby Steel Processing  Company,  McClain Tube Company,  Galion Holding Company,
                    McClain E-Z Pack,  Inc.,  Galion Dump Bodies,  Inc.,  McClain  Group Sales,  Inc.,  and
                    McClain Group Sales of Florida, Inc.
10.37               Second  Amendment  Agreement,  Loan  Agreement,  Promissory Note (Line of Credit) dated         107
                    April 16, 1998 between Standard Federal Bank and McClain Group Leasing, Inc.
  22                List of Subsidiaries                                                                            (9)
  27                Financial Data Schedule                                                                         120




(1)                 Incorporated by reference to the Company's Form 10-K f/y/e 9/30/89
(2)                 Incorporated by reference to the Company's Registration Statement (33-29613)
(3)                 Incorporated by reference to the Company's Form 10-K f/y/e 9/30/91
(4)                 Incorporated by reference to the Company's Form 8-K dated 7/27/92
(5)                 Incorporated by reference to the Company's Form 10-K f/y/e 9/30/92
(6)                 Incorporated by reference to the Company's Form 10-K f/y/e 9/30/93
(7)                 Incorporated  by  reference  to the  Company's  Registration  Statement  on Form S-2
                    (33-84562)
(8)                 Incorporated by reference to the Company's Form 10-K f/y/e 9/30/95
(9)                 Incorporated by reference to the Company's Form 10-K f/y/e 9/30/96
(10)                Incorporated by reference to the Company's Form 10;K f/y/e 9/30/97