Form 10-Q
period 1998-12-31
MCCLAIN INDUSTRIES INC
filed 1999-02-12
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998

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
                                              --    --
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 5, 1999.

Common Stock, No Par Value                                    4,668,911
--------------------------                                 ----------------
          Class                                            Number of Shares





                                     1 of 11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                         DECEMBER 31,        SEPTEMBER 30,
                                            1998                 1998
                                         (unaudited)
                                         ------------        -------------

                                     ASSETS
                                     ------
CURRENT ASSETS

Cash and Cash Equivalents                $   724,482         $  1,924,006
Accounts Receivable (Net)                 18,899,386           24,235,761
Inventories                               42,290,752           38,873,477
Net Investment in Sales Type
   Leases - Current Portion                3,250,000            3,100,000
Prepaid Expenses                             565,483              543,095
                                         -----------          -----------

   Total Current Assets                   65,730,103           68,676,339
                                         -----------          -----------

Property and Equipment                    42,464,708           42,100,575
   Accumulated Depreciation              (19,559,704)         (18,834,030)

Net Property and Equipment                22,905,004           23,266,545
                                         -----------          -----------

Net Investment in Sales Type
   Leases - Less Current Portion           6,256,909            6,013,959
                                         -----------          -----------

Other Assets                               2,239,163            2,290,124
                                         -----------          -----------


Total Assets                             $97,131,179         $100,246,967
                                         ===========         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

Current Portion of Long-Term Debt          3,300,000            3,300,000
Accounts Payable                          15,847,909           18,405,224
Accrued Liabilities                        4,780,838            4,537,434
Federal and State Income Taxes                     0              513,994
                                         -----------          -----------

Total Current Liabilities                 23,928,747           26,756,652
                                         -----------          -----------

Deferred Income Taxes                      2,215,000            2,215,000
                                         -----------          -----------

Long Term Debt - Less
   Current Portion                        40,959,327           42,530,105
                                         -----------          -----------

Product Liability                          2,631,313            1,909,904
                                         -----------          -----------

Stockholders' Equity                      27,396,792           26,835,306
                                         -----------          -----------

Total Liabilities and
   Stockholders' equity                  $97,131,179         $100,246,967
                                         ===========         ============

See notes to condensed consolidated financial statements.

                                     2 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                 -----------------------------------------------
                                    UNAUDITED
                                    ---------

                                         Three Months Ended
                                            December 31,

                                        1998           1997
                                  --------------------------

Net Sales                         $27,156,906    $23,625,324
Cost of Sales                      22,314,809     19,252,930
                                  -----------    -----------
Gross Profit                        4,842,097      4,372,394

Selling General
and Administrative
Expenses                            3,446,543      3,278,925
                                  -----------    -----------

Operating Income                    1,395,554      1,093,469
                                  -----------    -----------

Other Income (Expense)
   Interest Expense                  (863,076)      (831,574)
   Interest Income                    363,639        308,819
   Other Income (Expense)            ( 45,631)      ( 59,177)
                                  -----------    -----------

   Net Other Expense                 (545,068)      (581,932)
                                  -----------    -----------

Income Before Income Taxes            850,486        511,537
  Income Taxes                        289,000        174,000
                                  -----------    -----------

Net Income                        $   561,486    $   337,537
                                  ===========    ===========

Net income per common
share (basic and diluted)         $       .12    $       .07
                                  ===========    ===========

Weighted average number of
common shares (basic and
diluted)                            4,682,160      4,762,953
                                  ===========    ===========

See notes to condensed consolidated financial statements


                                     3 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                              (Unaudited)
                                          Three Months Ended
                                             December 31,
                                    --------------------------
                                      1998                1997
                                      ----                ----
Net Sales                            100.00%            100.00%
Cost of Sales                         82.17              81.49
                                    -------            -------
Gross Profit                          17.83              18.51

Selling, General &
Administrative Expenses               12.69              13.88
                                    -------            -------

Operating Income                       5.14               4.63

Other Expenses                       ( 2.01)             (2.46)
                                    -------            -------

Income Before Income Taxes             3.13               2.17

Provision for Income Taxes             1.06                .74
                                    -------            -------

Net Income                             2.07%              1.43%
                                    =======            =======



                                     9 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------


                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 ----------------------------------------------



Net sales increased 14.95% to $27.2 million for the quarter ended December 31, 1998 (Quarter 1998) from $23.6 million for the quarter ended December 31, 1997 (Quarter 1997). The increase in sales is attributable primarily to strong sales in the McClain E-Z Pack product line and the company's truck program.
Cost of sales as a percentage of net sales increased to 82.17% for the Quarter 1998 from 81.49% for the Quarter 1997. Selling, General and Administrative expenses decreased to 12.69% of net sales for the Quarter 1998 as a result of the increased sales volume and the restructing of certain administrative processes.




          The Company had working capital of $41.8 million at December 31, 1998 compared to $41.9 million at September 30, 1998. The ratio of current assets to current liabilities was 2.75 to 1 at December 31, 1998 compared to 2.57 to 1 at September 30, 1998. The Company's cash and cash equivalents totaled $.72 million at December 31, 1998. Cash flows from operations were $.7 million for the quarter ended December 31, 1998, primarily as a result of increased receivable collections.




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









                                      McCLAIN INDUSTRIES, INC.



Date:    FEBRUARY 8, 1999          By:   /s/ Kenneth D. McClain
      -----------------------           ------------------------
                                   Kenneth D. McClain, President




Date:    FEBRUARY 8, 1999           By:  /s/ Mark S. Mikelait
      ------------------------          --------------------------
                                    Mark S. Mikelait, Treasurer








                                    11 of 11

                                 Exhibit Index
                                 -------------


Exhibit No.                    Description
-----------                    -----------
   27                          Financial Data Schedule