Form 10-Q/A
period 1998-12-31
MCCLAIN INDUSTRIES INC
filed 1999-03-19
CIK 63686

                                    FORM 10-Q/A

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
                                  ===========    ===========

See notes to condensed consolidated financial statements


                                     3 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                    UNAUDITED
                                    ---------

                                                         THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                       --------------------
                                                         1998        1997
                                                       --------    --------
Net income                                           $  561,486   $ 337,537
Adjustments to reconcile net income to net
  cash provided by operating activities
   Depreciation and amortization                        800,753     857,339
   Changes in assets and liabilities which
    provided (used) cash
     Current assets excluding cash & equivalents      1,746,712     798,664
     Other assets                                      (306,331)     46,287
     Accounts payable                                (2,557,315)   (567,347)
     Accrued expenses                                   243,404    (166,665)
         Federal and state income taxes                (513,994)    452,771
         Product liabilty                               721,409     251,340
                                                     ----------  ----------


  NET CASH PROVIDED BY OPERATING ACTIVITIES             696,124   2,009,926
                                                     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (324,870)   (327,031)
                                                     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal reductions of long term debt             (1,570,778) (2,165,982)
  Sale of common stock                                        0      61,369
  Redemption of common stock                                  0     (40,000)
                                                     ----------  ----------

  NET CASH USED IN FINANCING ACTIVITIES              (1,570,778  (2,144,613)
                                                     ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,199,524)   (461,718)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,924,006   2,402,421
                                                     ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  724,482  $1,940,703
                                                     ==========  ==========


See notes to condensed consolidated financial statements.


                                     4 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                      THREE MONTHS ENDED DECEMBER 31, 1998
                      ------------------------------------

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

2.       Inventories

         Inventories at December 31, 1998 and September 30, 1998 are summarized as follows:

                               (Unaudited)
                            December 31, 1998   September 30, 1998
                            -----------------   ------------------
Material and Supplies          $22,590,752          $22,100,252
Work in Process                  6,200,000            5,707,374
Finished Goods                  13,500,000           11,065,851
                               -----------          -----------
                               $42,290,752          $38,873,477
                               ===========          ===========

3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share is computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective September 30, 1998. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At December 31, 1998, and 1997 options to purchase 264,464 and 132,311 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.




                                     5 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                      THREE MONTHS ENDED DECEMBER 31, 1998
                      ------------------------------------

4.       Depreciation

   For the three months ended December 31, 1998 and 1997, depreciation charges were $686,411 and $774,228, respectively.

5.       Contingencies

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

         Galion Holding Company (GHC), pursuant to an indemnification it provided to the seller in connection with GHC's July 1992 acquisition of the Galion operations, is currently defending a number of legal proceedings involving product liability claims arising out of products manufactured and sold prior to the acquisition. These claims are covered by insurance and many of these cases have been settled. In addition, the acquisition agreement called for the seller to share in the payment of certain costs related to the defense of these cases. On December 29, 1998 the Company reached a settlement agreement with the seller, the terms of which called for the Company to release the seller from its obligations related to product liability claims under the Galion acquisition agreement in exchange for a cash payment of $1,050,000.

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at December 31, 1998.

         Environmental Matters

         The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the waters and the generation, handling, storage, transportation, treatment and disposal of waste and other

                                     6 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------
                      THREE MONTHS ENDED DECEMBER 31, 1998
                      ------------------------------------

5.       Contingencies - (continued)

materials. Inherent in manufacturing operations and in owning real estate is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs, on an ongoing basis, associated with environmental regulatory compliance in its business.

         Labor Union Matters

         Certain of the Company's hourly employees are represented by various labor unions pursuant to collective bargaining agreement which expire between September 1999 and June 2000.

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



                                    7 of 11

                            MCCLAIN INDUSTRIES, INC.
                            ------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
------------------------------------

Overview

         The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

         Selected financial data for the Company for the periods indicated:


                                                     (Unaudited)
                                                 Three Months Ended
                                                    DECEMBER 31,
                                             ------------------------
                                              1998               1997
                                              ----               ----

Net Sales                                  $27,156,906       $23,625,324

Net Income                                     561,486           337,537

Net Earnings Per Common
Share (basic and diluted)                  $       .12       $       .07


                                           (Unaudited)
                                              As of           As of
                                           December 31,    September 30,
                                              1998              1998
                                          ------------    --------------
Working Capital                            $41,801,356       $41,919,687

Total Assets                                97,131,179       100,246,967

Long-Term Debt                              40,959,327        42,530,105

Stockholder's Investment                    27,396,792        26,835,306

Weighted Average Number
of Common and Common Equivalent
Shares Outstanding                           4,682,160         4,762,953

Current Ratio                                   2.75:1            2.57:1

Long-Term Debt to Equity                        1.50:1            1.59:1



                                     8 of 11

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






                                   10 of 10

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