Form 10-Q
period 1999-03-31
MCCLAIN INDUSTRIES INC
filed 1999-05-07
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

     (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999

      [ ] TRANSITION REPORT PURSUANT OR SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

    Michigan                                                        38-1867649
     State of Incorporation                               IRS Employer I.D. No.


                               6200 Elmridge Road
                        Sterling Heights, Michigan 48310
                                 (810) 264-3611
          (Address of principal executive offices and telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   . No    .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 1999.

Common Stock, No Par Value                                     4,674,923
--------------------------                                  ----------------
         Class                                              Number of Shares


                                    1 of 14

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MCCLAIN INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,                 SEPTEMBER 30,
                                                          1999                         1998
                                                       (unaudited)
                                                      -------------                -------------

                                     ASSETS

CURRENT ASSETS

Cash and Cash Equivalents                            $    1,796,391             $    1,924,006
Accounts Receivable  (Net)                               17,404,013                 24,235,761
Inventories                                              52,839,690                 38,873,477
Net Investment in Sales Type
         Leases  -  Current Portion                       3,785,000                  3,100,000
Prepaid Expenses                                            762,571                    543,095
                                                    ---------------             --------------

         Total Current Assets                            76,587,665                 68,676,339
                                                    ---------------             --------------

Property and Equipment                                   44,290,422                 42,100,575
         Accumulated Depreciation                       (20,311,559)               (18,834,030)
                                                    ---------------             --------------

Net Property and Equipment                               23,978,863                 23,266,545
                                                    ---------------             --------------

Net Investment in Sales Type
         Leases  -  Less Current Portion                  7,351,051                  6,013,959
                                                    ---------------             --------------

Other Assets                                              1,631,774                  2,290,124
                                                    ---------------             --------------

Total Assets                                           $109,549,353               $100,246,967
                                                    ===============             ==============











                                    2 of 14

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current Portion of Long-Term Debt                    $  3,300,000               $  3,300,000
Accounts Payable                                       20,805,487                 18,405,224
Accrued Liabilities                                     5,030,159                  4,537,434
Federal and State Income Taxes                            476,881                    513,994
                                                     ------------               ------------

Total Current Liabilities                              29,612,527                 26,756,652
                                                     ------------               ------------

Deferred Income Taxes                                   2,215,000                  2,215,000
                                                     ------------               ------------

Long-Term Debt - Less
         Current Portion                               47,252,977                 42,530,105
                                                     ------------               ------------

Product Liability                                       2,196,670                  1,909,904
                                                     ------------               ------------

Stockholders' Equity                                   28,272,179                 26,835,306
                                                     ------------               ------------

Total Liabilities and
         Stockholders' Equity                        $109,549,353               $100,246,967
                                                     ============               ============



See notes to condensed consolidated financial statements.



















                                    3 of 14

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                          Three Months Ended             Six Months Ended
                                              March 31,                      March 31,
                                        1999             1998          1999           1998
                                     ---------------------------    --------------------------

Net Sales                           $ 31,856,781    $ 23,614,926    $ 59,013,687  $ 47,240,250
Cost of Sales                         26,104,253      19,236,285      48,419,062    38,489,215
                                    ------------    ------------    ------------  ------------

Gross Profit                           5,752,528       4,378,641      10,594,625     8,751,035

Selling, General
And Administrative
Expenses                               3,892,886       3,258,728       7,339,429     6,537,653
                                    ------------    ------------   -------------  ------------

Operating Income                       1,859,642       1,119,913       3,255,196     2,213,382
                                    ------------    ------------   -------------  ------------

Other Income (Expense)

         Interest Expense               (771,449)       (744,950)  ( 1,634,525)    ( 1,576,524)
         Interest Income                 396,093         310,913       759,732         619,732
         Other Expense                  ( 56,635)       (187,976)    ( 102,266)    (   247,153)
                                    ------------    ------------  ------------    ------------

                                        (431,991)       (622,013)    ( 977,059)    ( 1,203,945)
                                    ------------    ------------  ------------    ------------
Income Before
         Income Taxes                  1,427,651         497,900     2,278,137       1,009,437
Provision for
         Income Taxes                    486,000         166,000       775,000         340,000
                                    ------------    ------------  ------------    ------------

Net Income                          $    941,651    $    331,900  $  1,503,137    $    669,437
                                    ============    ============  ============    ============

Net Income per
Common Shares
(Basic and Diluted)                 $        .20    $       .07   $        .32   $        .14
                                    ============    ===========   ============   ============


Weighted Average
Number of Common Shares
  Outstanding
(Basic and Diluted)                    4,667,427      4,719,870      4,667,427      4,719,870
                                    ============   ============   ============   ============


See notes to condensed consolidated financial statements

                                    4 of 14

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                  SIX MONTHS ENDED
                                                                                      MARCH 31,
                                                                           1999                      1998
                                                                           ----                      ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                             $ 1,503,137               $   669,437
                                                                       ===========               ===========
Adjustments to reconcile net income to net
  Cash used in operating activities:
    Depreciation and amortization                                        1,656,548                 1,724,250
    Common Stock Issued in Lieu of Cash                                     10,114                     8,248
         Changes in Operating Assets and Liabilities
         Which Provided (Used) Cash:
         Current Assets Excluding
           Cash & Cash Equivalents                                     ( 8,038,942)              ( 5,692,668)
      Other assets                                                         915,820                   330,860
      Accounts payable                                                   2,400,263                 1,679,443
      Accrued liabilities                                                  492,725                   491,065
      Federal Income Tax                                                    37,113                   636,286
      Other liabilities                                                    286,766                   101,412
                                                                      ------------             -------------
                  TOTAL ADJUSTMENTS                                     (4,145,459)                ( 724,102)
                                                                      ------------             -------------
NET CASH USED IN OPERATING ACTIVITIES                                   (2,642,322)                (  51,665)
                                                                      ------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                  ( 2,131,787)               (1,123,615)
                                                                      ------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long term debt                                            4,722,872                   951,757
  Sale of common stock                                                          --                    61,369
  Redemption of common stock                                          (     76,378)               (  241,000)
                                                                      ------------             -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                4,646,494                   772,126
                                                                      ------------             -------------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                                                         ( 127,615)               ( 403,156)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                                1,924,006                 2,402,421
                                                                       -----------               -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $1,796,391                $1,999,265
                                                                       ===========               ===========


See notes to condensed consolidated financial statements.

                                    5 of 14

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31, 1999

1.       Basis of Presentation

         The accompanying unaudited Condensed Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the three-month and six month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

2.       Inventories

         Inventories at March 31, 1999 and September 30, 1998 are summarized as follows:

                         (Unaudited)
                        March 31, 1999        September 30, 1998
                        --------------        ------------------

Materials and Supplies   $31,339,690            $22,100,252
Work in Process            6,604,961              5,707,374
Finished Goods            14,895,309             11,065,851
                         -----------            -----------
                         $52,839,690            $38,873,477
                         -----------            -----------


3.       Earnings per Common Share

         Earnings per share are computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective September 30, 1998. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At March 31, 1999, and 1998 options to purchase 259,464 and 199,464 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.




                                    6 of 14

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31, 1999


4.       Depreciation

         For the six months ended March 31, 1999 and 1998, depreciation charges were $1,419,471 and $1,498,028, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying condensed consolidated balance sheet at March 31, 1999.








                                    7 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31, 1999

5. CONTINGENCIES - CONTINUED

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

On February 23, 1995, the National Labor Relations Board (NLRB) conducted an election in response to a petition filed by a local union (Union) to represent the hourly employees at the Company's Macon, Georgia plant. The ballots of certain employees were challenged as ineligible. The Union filed charges asserting that the Company committed various unfair labor practices, which affected the election results, and that the challenged ballots should be counted. On October 17, 1996, the NLRB upheld the unfair labor practice charges and on November 5, 1996, the NLRB determined that the results of the election were in favor of the Union. Management, based upon the opinion of counsel, does not believe a final decision upholding the Union certification or the unfair labor practice charges would have a material adverse effect on the Company.

         Other Legal Matters

         The Company is also involved in routine litigation incidental to its business. Management believes that the resolution of these matters will not materially affect the consolidated financial statements.


                                    8 of 14

                            MCCLAIN INDUSTRIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SIX MONTHS ENDED MARCH 31, 1999



6.       Year 2000 Compliance

         The Company purchases the various computer hardware and software used in the administration of its financial, manufacturing and engineering processes from third party suppliers. A centralized computer and software is used for approximately 90% of the financial and manufacturing applications of the Company and certification has been received from both the hardware and software suppliers that these products are Year 2000 compliant. The engineering software is run on either a LAN (local area network) or individual personal computers depending on the size of the manufacturing facility. All the necessary hardware and software for the engineering is Year 2000 compliant. Additionally, the Company has various stand alone personal computers and laptop computers that run word processing, database and spreadsheet software. The Company is currently in the process of upgrading all the software run on these stand alone computers with versions that are Year 2000 compliant and estimates completion of this project by the end of the Company's fiscal year on September 30, 1999.

         To date, the Company has expended approximately $50,000 to make its engineering hardware and software and certain of its stand alone computers and software Year 2000 compliant and estimates that it will expend approximately $40,000 on its remaining computers and software. These amounts represent approximately 50% of the Company's information technology budget for the fiscal year ended September 30, 1999 and will be paid from the cash flow from operations.

         The Company believes that the steps it has taken regarding the Year 2000 issue will allow operations to run normally on January 1, 2000 and thereafter. The possibility exists however, that certain stand alone computers or software may not be upgraded timely or unforeseen circumstances may arise that interrupt certain areas of the Company's business or operations. In the case of any such occurrence, management believes that it can correct the problem within a few days and no material interruption of its business or operations will occur.

         The Company has made no formal assessment concerning the status of its customers or suppliers regarding the Year 2000 issue. If any of the Company's significant suppliers or customers does not successfully and timely become Year 2000 compliant, the Company's business or operations could be adversely affected. The Company has not yet generated and does not intend to generate any disaster contingency plans related to the Year 2000 compliance issue.


                                    9 of 14

                            MCCLAIN INDUSTRIES, INC.

ITEM TWO. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Overview
         The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

         Selected financial data for the Company for the periods indicated:

                                      (Unaudited)                                (Unaudited)
                                  Three Months Ended                          Six Months Ended
                                       March 31,                                   March 31,
                                  1999          1998                       1999               1998
                            ----------------------------                -----------------------------
Net Sales                   $31,856,781      $23,614,926                $59,613,687       $47,240,250

Net Income                      941,651          331,900                  1,503,137           669,437

Net Earnings Per Common
Share (Basic and Diluted)   $       .20              .07                $       .32       $       .14


                                                               (Unaudited)
                                                                  As of                        As of
                                                                March 31,                  September 30,
                                                                  1999                         1998
                                                            ---------------               --------------
  Working Capital                                            $ 46,975,138                 $ 41,919,687

  Total Assets                                                109,549,353                  100,246,967

  Long-Term Debt                                               47,252,977                   42,530,105

  Stockholders' Equity                                         28,272,179                   26,835,306

  Weighted Average Number
  Of Common Shares Outstanding
  (Basic and Diluted)                                           4,667,427                    4,667,427

  Current Ratio                                                    2.59:1                       2:57:1

  Long-Term Debt to
  Stockholders' Equity                                             1.67:1                       1.59:1








                                    10 of 14

                            MCCLAIN INDUSTRIES, INC.

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:



                                                   (Unaudited)                         (Unaudited)
                                                Three Months Ended                  Six Months Ended
                                                     March 31,                           March 31,
                                              1999              1998              1999              1998
                                           --------------------------          --------------------------

Net Sales                                    100.00%           100.00%            100.00%          100.00%
Cost of Sales                                 81.94             81.46              82.05            81.47
                                           --------          --------          ---------        ---------

Gross Profit                                  18.06             18.56              17.95            18.53

Selling, General &
Administrative Expenses                       12.22             13.80              12.44            13.84
                                           --------          --------          ---------        ---------

Operating Income                               5.84              4.74               5.51             4.69

Other Expenses                             (   1.36)         (   2.63)           (  1.66)         (  2.55)
                                           --------          --------          ---------        ---------

Income before Income Taxes                     4.48              2.11               3.85             2.14

Provision for Income Taxes                 (   1.53)         (    .70)           (  1.31)         (   .72)
                                           --------          --------          ---------        ---------

Net Income                                     2.95%             1.41%              2.54%            1.42%
                                           --------          --------          ---------        ---------

















                                    11 of 14

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


         Net sales increased 34.9% to $31.2 million for the quarter ended March 31, 1999 (Quarter 1999) from $23.6 million for the quarter ended March 31, 1998 (Quarter 1998). The increase was due primarily to strong sales by the Company's McClain E-Z Pack and McClain Truck divisions. Sales for McClain E-Z Pack increased 64.0% or $4.0 million for the Quarter 1999 over the Quarter 1998. While McClain Truck sales increased 334.9% or $3.7 million during the Quarter 1999 compared to the Quarter 1998. Sales of the Company's other product lines were flat for the Quarter 1999 compared to the Quarter 1998. The sales of the McClain Truck division accounted for 16.2% of the Company's sales for the Quarter 1999 compared to 6.5% of the Company's sales for the Quarter 1998.

         Cost of goods sold increased to 81.9% for the Quarter 1999 from 81.5% for the Quarter 1998 due primarily to the higher percentage of truck sales discussed previously. The gross profit margin on manufactured products increased to 22.9% for the Quarter 1999 compared to 20.9% for the Quarter 1998. This increase resulted from reduced steel prices and increased production, providing overhead reductions, at certain of the Company's manufacturing facilities. The gross profit margin for the McClain Truck division decreased slightly to 6.1% for the Quarter 1999 from 6.2% for the Quarter 1998.

         Selling, General & Administrative Expenses decreased to 12.22% of net sales for the Quarter 1999 from 13.8% of net sales for the Quarter 1998 as a result of the increased sales volume and the continued restructuring of certain administrative processes.

         Net sales increased 24.9% to $59.0 million for the six month ended March 31, 1999 (six months 1999) from $47.2 million for the six months ended March 31, 1998 (six months 1998). The increase was due primarily to strong sales by the Company's McClain E-Z Pack and McClain Truck divisions. Sales for McClain E-Z Pack increased 51.0% or $5.7 million for the six month 1999 over the six months 1998, while McClain Truck sales increased 280.0% or $7.4 million during the six months 1999 compared to the six months 1998. Sales of the Company's other product lines were flat for the six months 1999 compared to the six months 1998. The sales of the McClain truck division accounted for 19.2% of the Company's sales for the six months 1999 compared to 8.5% of the Company's sales for the six months 1998.









                                    12 of 14

         Cost of goods sold increased to 82.0% for the six months 1999 from 81.4% for the six months 1998 due primarily to the higher percentage of truck sales discussed previously. The gross profit margin on manufactured products increased to 22.0% for the six months 1999 compared to 21.0% for the six months 1998. This increase results from reduced steel prices and increased production, providing overhead reductions, at certain of the Company's manufacturing facilities. The gross profit margin for the McClain Truck division increased to 6.4% for the six months 1999 from 4.7% for the six months 1998.

         Selling, General & Administrative Expenses decreased to 12.44% of net sales for the six months 1999 from 13.8% of net sales for the six months 1998 as a result of the increased sales volume and the continued restructuring of certain administrative processes.

         The Inventory has increased to $52.8 million at March 31, 1999 from $38.9 million at September 30, 1998. Approximately $17.5 million of the inventory consists of trucks and related equipment the Company has dedicated to its truck ready program. This increase is the result of the Company's decision in the fourth quarter of fiscal 1998 to more aggressively pursue a market for package units, consisting of a truck chassis and a piece of equipment manufactured by the Company (Roll-Off Hoists, Refuse Truck Bodies and Dump Bodies), that it believes is currently expanding.

         The Company had working capital of $47.0 million at March 31, 1999 compared to $41.9 million at September 30, 1998. The ratio of current assets to current liabilities was 2.59:1 at March 31, 1999 and 2.57:1 at September 30, 1998. The Company's cash and cash equivalents totaled $1.8 million at March 31, 1999. Cash flows used by operations were $4.1 million for the six months ended March 31, 1999, primarily due to the increased inventory dedicated to the Company's truck program as discussed previously.

         On March 8, 1999 the Company signed a new agreement with its principal lender that expanded its existing line of credit to $25 million to provide additional working capital for the inventory expansion previously discussed. The Company was in violation of one of its debt covenants at March 31, 1999. The Bank has issued a waiver of its rights related to this covenant violation.












                                    13 of 14

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                    McCLAIN INDUSTRIES, INC.

Date:             May 7, 1999                 By:      Kenneth D. McClain
         ----------------------------           -----------------------------
                                                Kenneth D. McClain, President

Date:             May 7, 1999                 By:      Mark S. Mikelait
         ----------------------------           ----------------------------
                                                Mark S. Mikelait, Treasurer


























                                    14 of 14

                             Exhibit Index
                             -------------

Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule
