Form 10-Q
period 1999-06-30
MCCLAIN INDUSTRIES INC
filed 1999-08-13
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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
                                              ---      ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 26, 1999.

Common Stock, No Par Value                                      4,653,358
--------------------------                                  ----------------
         Class                                              Number of Shares


                                     1 of 14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MCCLAIN INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,                 SEPTEMBER 30,
                                                          1999                       1998
                                                      (unaudited)
                                                     --------------             ---------------

                                            ASSETS
CURRENT ASSETS

Cash and Cash Equivalents                             $   2,859,200             $    1,924,006
Accounts Receivable  (Net)                               21,497,600                 24,235,761
Inventories                                              58,344,272                 38,873,477
Net Investment in Sales Type
         Leases  -  Current Portion                       4,300,000                  3,100,000
Prepaid Expenses                                            371,940                    543,095
                                                      -------------             --------------

         Total Current Assets                            87,373,012                 68,676,339
                                                      -------------             --------------

Property and Equipment                                   45,322,878                 42,100,575
         Accumulated Depreciation                       (20,859,569)               (18,834,030)
                                                      -------------             --------------

Net Property and Equipment                               24,463,309                 23,266,545
                                                      -------------             --------------

Net Investment in Sales Type
         Leases  -  Less Current Portion                  8,335,772                  6,013,959
                                                      -------------             --------------

Other Assets                                              1,389,482                  2,290,124
                                                      -------------             --------------

Total Assets                                          $ 121,561,575             $  100,246,967
                                                      =============             ==============


                                     2 of 14

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES

Current Portion of Long-Term Debt                    $    3,300,000             $     3,300,000
Accounts Payable                                         29,215,830                  18,405,224
Accrued Liabilities                                       5,530,732                   4,537,434
Federal and State Income Taxes                            1,438,139                     513,994
                                                     --------------             ---------------

Total Current Liabilities                                39,484,701                  26,756,652
                                                     --------------             ---------------

Deferred Income Taxes                                     2,215,000                   2,215,000
                                                     --------------             ---------------

Long-Term Debt  -  Less
         Current Portion                                 48,476,019                  42,530,105
                                                     --------------             ---------------

Product Liability                                         1,627,337                   1,909,904
                                                     --------------             ---------------

Stockholders' Equity                                     29,758,518                  26,835,306
                                                     --------------             ---------------

Total Liabilities and
         Stockholders' Equity                        $  121,561,575             $   100,246,967
                                                     ==============             ===============


See notes to consolidated financial statements.




                                     3 of 14

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED COLSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                 Three Months Ended                           Nine Months Ended
                                      June 30,                                    June 30,
                                 1999            1998                      1999             1998
                             ----------------------------              -----------------------------
Net Sales                    $ 42,932,485     $33,441,088              $101,946,172      $80,681,338
Cost of Sales                  35,247,417      27,487,916                83,666,479       65,977,131
                             ------------     -----------              ------------      -----------

Gross Profit                    7,685,068       5,953,172                18,279,693       14,704,207

Selling, General
And Administrative
Expenses                        4,683,884       3,548,809                12,023,313       10,086,462
                             ------------     -----------             -------------      -----------

Operating Income                3,001,184       2,404,363                 6,256,380        4,617,745
                             ------------     -----------             -------------      -----------

Other Income (Expense)

    Interest Expense           (1,019,744)       (826,462)               (2,654,269)      (2,402,986)
    Interest Income               381,596         311,133                 1,141,328          930,865
    Other Expense                   2,303        (277,581)                  (99,963)        (524,734)
                             ------------     -----------             -------------      -----------

                                 (635,845)       (792,910)               (1,612,904)      (1,996,855)
                             ------------     -----------             -------------      -----------
Income Before
    Income Taxes                2,365,339       1,611,453                 4,643,476        2,620,890
Provision for
    Income Taxes                  804,000         551,000                 1,579,000          891,000
                             ------------     -----------             -------------      -----------

Net Income                   $  1,561,339     $ 1,060,453             $   3,064,476      $ 1,729,890
                             ============     ===========             =============      ===========

Net Income per
Common and Common
Equivalent Shares            $        .33     $       .23             $         .65      $       .37
                             ============     ===========             =============      ===========

Weighted Average
Number of Common and
Common Equivalent
Shares Outstanding              4,669,552       4,684,439                 4,669,552        4,684,439
                             ============     ===========             =============      ===========

See notes to consolidated financial statements


                                     4 of 14

                            MCCLAIN INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                 NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                         1999                        1998
                                                                         ----                        ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                            $  3,064,476              $  1,729,890
                                                                      ============              ============
Adjustments to reconcile net income to net
  Cash used in operating activities:
    Depreciation and amortization                                        2,451,924                 2,586,766
    Common Stock Issued in Lieu of Cash                                     10,114                    15,367
         Changes in Operating Assets and Liabilities
       Which Provided (Used) Cash:
         Current Assets Excluding
           Cash & Cash Equivalents                                     (17,761,479)              (12,837,896)
      Other assets                                                      (1,776,788)                  388,080
      Accounts payable                                                  10,810,606                 5,929,413
      Accrued liabilities                                                  993,298                   672,022
      Federal Income Tax                                                   924,145                 1,221,526
         Other liabilities                                                (282,567)                  (21,494)
                                                                      ------------              ------------
                  TOTAL ADJUSTMENTS                                     (4,630,747)               (2,046,216)
                                                                      ------------              ------------
NET CASH USED IN OPERATING ACTIVITIES                                   (1,566,271)                 (316,326)
                                                                      ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                   (3,293,071)               (1,590,134)
                                                                      ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long term debt                                            5,945,914                 1,900,263
  Sale of common stock                                                          --                    61,369
  Redemption of common stock                                              (151,378)                 (441,000)
                                                                      ------------              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                5,794,536                 1,520,632
                                                                      ------------              ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       935,194                  (385,838)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,924,006                 2,402,421
                                                                      ------------              ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  2,859,200              $  2,016,583
                                                                      ============              ============


See notes to condensed consolidated financial statements.


                                     5 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

2.       Inventories

         Inventories at June 30, 1999 and September 30, 1998 are summarized as follows:


                                            (Unaudited)
                                            June 30, 1999                 September 30, 1998
                                            -------------                 ------------------
         Materials and Supplies             $  40,228,168                   $  22,100,252
         Work in Process                        7,652,852                       5,707,374
         Finished Goods                        10,463,252                      11,065,851
                                            -------------                   -------------
                                            $  58,344,272                   $  38,873,477
                                            -------------                   -------------

3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective September 30, 1998. This statement requires a dual presentation and
reconciliation of "basic" and "diluted" per share amounts.       Diluted
reflects the potential dilution of all common stock equivalents. At June 30, 1999, and 1998 options to purchase 183,339 and 199,464 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.



                                     6 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999


4.       Depreciation

         For the nine months ended June 30, 1999 and 1998, depreciation charges were $2,096,308 and $2,245,321, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at June 30, 1999.




                                     7 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999


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







                                     8 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 1999


6.       Year 2000 Compliance

         The Company purchases the various computer hardware and software used in the administration of its financial, manufacturing and engineering processes from third party suppliers. A centralized computer and software is used for approximately 90% of the financial and manufacturing applications of the Company and certification has been received from both the hardware and software suppliers that these products are Year 2000 compliant. The engineering software is run on either a LAN (local area network) or individual personal computers depending on the size of the manufacturing facility. All the necessary hardware and software for the engineering is Year 2000 compliant. Additionally, the Company has various stand alone personal computers and portable computers that run word processing, database and spreadsheet software. The Company is currently in the process of upgrading all the software run on these stand alone computers with versions that are Year 2000 compliant and estimates completion of this project by the end of the Company's fiscal year on September 30, 1999.

         To date, the Company has expended approximately $60,000 to make its engineering hardware and software and certain of its stand alone computers and software Year 2000 compliant and estimates that it will expend approximately $30,000 on its remaining computers and software. These amounts represent approximately 50% of the Company's technology budget for the fiscal year ended September 30, 1999 and will be paid from the cash flow generated by the Company's operations.

         The Company believes that the steps it has taken regarding the Year 2000 issue will allow operations to run normally on January 1, 2000 and thereafter. The possibility exists however, that certain stand alone computers or software may not be upgraded timely of unforeseen circumstances may arise that interrupt certain areas of the Company's business or operations. In the case such an occurrence, management believes that it can correct the problem within a few days with no material interruption to its business or operations.

         The Company has made no formal assessment concerning the status of its customers or suppliers regarding the Year 2000 issue. If any of the Company's significant suppliers or customers do not successfully and timely become Year 2000 compliant, the Company's business or operations could be adversely affected. The Company has not yet generated and does not intend to generate any disaster contingency plans related to the Year 2000 issue.


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

         Selected financial data for the Company for the periods indicated:



                                           (Unaudited)                              (Unaudited)
                                        Three Months Ended                        Nine Months Ended
                                             June 30,                                  March 31,
                                    1999                 1998                  1999                  1998
                                --------------------------------            ---------------------------------
Net Sales                       $42,932,485          $33,441,088            $101,946,172          $80,681,338

Net Income                        1,561,339            1,060,453               3,064,476            1,729,890



Net Earnings Per Common
And Common Equivalent
Share                           $       .33                  .07            $        .65          $       .37



                                                 (Unaudited)
                                                    As of                         As of
                                                   June 30,                   September 30,
                                                     1999                          1998
                                                ---------------               --------------
Working Capital                                  $ 47,888,311                 $ 41,919,687

Total Assets                                      121,561,575                  100,246,967

Long-Term Debt                                     48,476,019                   42,530,105

Stockholder's Investment                           29,758,518                   26,835,306

Weighted Average Number
Of Common and Common Equivalent
Shares Outstanding                                  4,669,552                    4,684,439

Current Ratio                                          2.21:1                       2:57:1
Long-Term Debt to Equity
Stockholders' Investment                               1.63:1                       1.59:1



                                    10 of 14

                            MCCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                               (Unaudited)                   (Unaudited)
                                            Three Months Ended            Nine Months Ended
                                                 June 30,                      June 30,
                                           1999           1998          1999            1998
                                          ----------------------       -----------------------
Net Sales                                 100.00%        100.00%       100.00%         100.00%
Cost of Sales                              82.10          82.20         82.07           81.78
                                          ------         ------        ------          ------

Gross Profit                               17.90          17.80         17.93           18.22

Selling, General &
Administrative Expenses                    10.91          10.61         11.79           12.50
                                          ------         ------        ------          ------

Operating Income                            6.99           7.19          6.14            5.72

Other Expenses                             (1.48)         (2.37)        (1.58)          (2.47)
                                          ------         ------        ------          ------

Income before Income Taxes                  5.51           4.82          4.56            3.25

Provision for Income Taxes                 (1.87)         (1.65)        (1.55)          (1.11)
                                          ------         ------        ------          ------

Net Income                                  3.64%          3.17%         3.01%           2.14%
                                          ------         ------        ------          ------





                                    11 of 14

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


         Net sales increased 28.4% to $42.9 million for the quarter ended June 30, 1999 (Quarter 1999) from $33.4 million for the quarter ended June 30, 1998 (Quarter 1998). The increase was due primarily to strong sales by the Company's McClain E-Z Pack and McClain Truck divisions. Sales for McClain E-Z Pack increased 65.0% or $3.7 million for the Quarter 1999 over the Quarter 1998. While McClain Truck sales increased 23.8% or $1.3 million during the Quarter 1999 compared to the Quarter 1998. Sales of the Company's other product lines were flat for the Quarter 1999 compared to the Quarter 1998. The sales of the McClain Truck division accounted for 17.4% of the Company's sales for the Quarter 1999 compared to 17.2% of the Company's sales for the Quarter 1998.

         Cost of goods sold decreased to 82.1% for the Quarter 1999 from 82.2% for the Quarter 1998. The gross profit margin on manufactured products decreased to 20.0% for the Quarter 1999 compared to 20.8% for the Quarter 1998. This decrease resulted primarily from the recognition of a credit of approximately $.4 from the State of Ohio's workers' compensation fund in the Quarter 1998. The gross profit margin for the McClain Truck division increased to 8.1% for the Quarter 1999 from 3.6% for the Quarter 1998.

         Selling, General & Administrative Expenses increased slightly to 10.91% of net sales for the Quarter 1999 from 10.61% of net sales for the Quarter 1998.

         Net sales increased 26.4% to $101.9 million for the nine months ended June 30, 1999 (nine months 1999) from $80.7 million for the nine months ended June 30, 1998 (nine months 1998). The increase was due primarily to strong sales by the Company's McClain E-Z Pack and McClain Truck divisions. Sales for McClain E-Z Pack increased 55.6% or $9.5 million for the nine months 1999 over the nine months 1998, while McClain Truck sales increased 94.1% or $9.2 million during the nine months 1999 compared to the nine months 1998. Sales of the Company's other product lines were flat for the nine months 1999 compared to the nine months 1998. The sales of the McClain truck division accounted for 18.7% of the Company's sales for the nine months 1999 compared to 12.2% of the Company's sales for the nine months 1998.





                                    12 of 14

         Cost of goods sold increased to 82.1% for the nine months 1999 from 81.8% for the nine months 1998 due primarily to the higher percentage of truck sales discussed previously. The gross profit margin on manufactured products increased to 20.5% for the nine months 1999 compared to 20.2% for the nine months 1998. This increase is the result of reduced steel prices and increased production, providing overhead reductions at certain of the Company's manufacturing facilities. The gross profit margin for the McClain Truck division increased to 7.0% for the nine months 1999 from 4.1% for the nine months 1998.

         Selling, General & Administrative Expenses decreased to 11.79% of net sales for the nine months 1999 from 12.5% of net sales for the nine months 1998 as a result of the increased sales volume and the continued restructuring of certain administrative processes.

         The Inventory has increased to $58.3 million at June 30, 1999 from $38.9 million at September 30, 1998. Approximately $23.0 million of the inventory consists of trucks and related equipment the Company has dedicated to its truck ready program. This increase is the result of the Company's decision in the fourth quarter of fiscal 1998 to more aggressively pursue a market for package units consisting of a truck chassis and a piece of equipment manufactured by the Company (Roll-Off Hoists, Refuse Truck Bodies and Dump Bodies) that it believes is currently expanding.

         The Company had working capital of $47.9 million at June 30, 1999 compared to $41.9 million at September 30, 1998. The ratio of current assets to current liabilities was 2.21:1 at June 30, 1999 and 2.57:1 at September 30, 1998. The Company's cash and cash equivalents totaled $2.9 million at June 30, 1999. Cash flows used by operations were $4.6 million for the nine months ended June 30, 1999, primarily due to the increased inventory dedicated to the Company's truck program as discussed previously.

         On July 9, 1999 the Company revised its debt agreement with its principal lender that expanded its existing line of credit to $35.0 million, its term debt to $18.5 million and the line of credit for its leasing subsidiary to $15.0 million. This new agreement provides additional working capital for the inventory expansion previously discussed and the Company's growing leasing program. The Company was in violation of two of its debt covenants at June 30, 1999. The Bank has issued a waiver of its rights related to these covenant violations.







                                    13 of 14

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                          McCLAIN INDUSTRIES, INC.

Date:       August 13, 1999               By:      Kenneth D. McClain
      -----------------------------           ------------------------------
                                          Kenneth D. McClain, President

Date:       August 13, 1999               By:      Mark S. Mikelait
      -----------------------------           ------------------------------
                                          Mark S. Mikelait, Treasurer









                                    14 of 14

                               INDEX TO EXHIBITS



EXHIBIT NO.               DESCRIPTION
-----------               -----------

    27                    Financial Data Schedule