Form 10-K
period 1999-09-30
MCCLAIN INDUSTRIES INC
filed 1999-12-28
CIK 63686

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                                      [ ]

         As of December 7, 1999, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $26,430,853 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

         As of December 7, 1999, there were 4,647,183 shares of the Registrant's common stock issued and outstanding.

                       The Exhibit Index Begins on Page 48

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         McClain Industries, Inc., a Michigan corporation ("McClain"), together with its subsidiaries (the "Company"), is one of the nation's leading manufacturers of a diversified line of dump truck bodies and solid waste handling equipment. Dump truck bodies are assemblies attached to truck frames and used to carry and dump solid materials such as dirt or gravel. Solid waste handling equipment is used for the temporary storage, transportation and compaction of residential, commercial and industrial waste and recycling materials. The Company also sells truck chassis at the retail level. In addition, the Company operates a steel tube mill to manufacture some of its steel tubing needs. The Company also provides coiled steel cutting and warehousing services for its own manufacturing operations and, on a limited basis, for sale to third-party customers.

BACKGROUND

         McClain-Michigan was incorporated in 1968 and became a publicly-traded company in 1973. On January 1, 1999, the Company restructured its subsidiaries. Currently they are: McClain E-Z Pack, Inc. ("E-Z Pack"); McClain Galion, Inc. ("Galion", formerly Galion Dump Bodies, Inc.); McClain Southland Company ("Southland", formerly, McClain Group Sales of Florida, Inc.); Shelby Steel Processing Co. ("Shelby Steel"); McClain Tube Company (d/b/a Quality Tubing) ("Tube"); McClain Group Leasing, Inc. ("Leasing"); and McClain International FSC, Inc. ("FSC"). All of these companies are Michigan corporations, except Southland, which is a Florida Corporation, and for FSC, which is a Virgin Islands corporation. Southland is a Distributorship, Leasing is a Lease Financing Company, and FSC is an International Sales Corporation.

         The Company's executive offices are located at 6200 Elmridge Road, Sterling Heights, Michigan 48310 and its telephone number is (810) 264-3611.

PRODUCTS

         The Company manufactures and markets dump truck bodies and four solid waste handling equipment product lines: (1) containers; (2) compactors and baling equipment; (3) garbage and recycling truck bodies; and (4) transfer trailers. The Company also markets truck chassis. Sales of dump truck bodies accounted for approximately 14%, sales of solid waste handling equipment accounted for approximately 67%, and truck chassis accounted for approximately 19% of the Company's consolidated net sales for the fiscal year ended September 30, 1999.

Dump Truck Bodies and Hoists

         Galion manufactures steel dump truck bodies varying in capacity from two to twenty-five cubic yards at its Winesburg, Ohio facility. E-Z Pack, under license from Galion, also manufactures dump truck bodies at its Macon, Georgia and Oklahoma City, Oklahoma facilities. Dump truck bodies are assemblies which are attached to a truck's frame or chassis, to allow the truck to carry and dump solid materials such as dirt, gravel or waste materials. Hoists are the hydraulic lift mechanisms used to tilt the dump body. Trucks with a dump body and hoist are commonly seen in use as "dump trucks". The products manufactured by Galion Dump Bodies are sold under the registered trademark "Galion". The trademark registration, if not renewed, will expire in the year 2001.

Containers

         Detachable Roll-Off Containers and Roll-Off Hoists. E-Z Pack manufactures several types of detachable roll-off containers and roll-off hoists at the Company's facilities in Sterling Heights, Michigan, Macon, Georgia, Demopolis, Alabama, and Oklahoma City, Oklahoma. Detachable roll-off containers vary in capacity from ten to forty-five cubic yards and are transported with their contents to recycling centers, incinerators or landfill sites. Roll-off hoists consist of frames mounted on truck chassis which are hydraulically operated to load, transport and dump roll-off containers. Roll-off hoists are advertised and sold under the trade name "MAGNA-HOIST."

         Intermodal, Water-Tight and Sludge Containers. The Company manufactures various types of intermodal, water-tight and sludge containers at the Company's facilities in Sterling Heights, Michigan, Macon, Georgia, Demopolis, Alabama, and Oklahoma City, Oklahoma. Intermodal containers vary in capacity from nineteen cubic yards to thirty-five cubic yards and are designed for highway, railroad and marine movement of waste products. Water-tight containers vary in capacity from ten to forty cubic yards and are designed for highway movement of wet waste. Sludge containers vary in capacity from ten to thirty-five cubic yards and are designed for highway movement of slurry type waste products.

Compactors and Baling Equipment

         The Company manufactures compactors at its Sterling Heights, Michigan facility. Compactors consist of a compaction unit and separate power source. Compaction units force deposited refuse through an opening at one end of the unit into a roll-off body coupled to the compaction unit. When the roll-off body is filled, the compactor is detached and the roll-off body is removed for dumping. The Company also manufactures unitized compaction systems consisting of a compactor and roll-off container manufactured as a single unit. Compactors are sold under the trade name "MAGNUM" and unitized compactor systems are sold under the trade name "OCTAMAG". E-Z Pack manufactures, at the Winesburg, Ohio facility, 24 models of balers which compact plastic and paper products, primarily cardboard. Balers are either vertical downstroke or closed door horizontal balers.

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

Transfer Trailers

         E-Z Pack manufactures at its Galion, Ohio facility, various types of steel and aluminum transfer trailers, including open-top walking floor trailers, closed-top walking floor trailers, ejection trailers and open-top tipper trailers, varying in capacity from thirty cubic yards to 124 cubic yards. Transfer trailers are used to transport compacted solid waste from transfer stations to landfills or incinerators.

Truck Chassis

         Truck chassis are purchased and combined with either a roll-off hoist, garbage truck body or dump body for sale as a road ready package. This program gives the Company the opportunity to provide a more complete product to its customers and gives it the ability to react quickly to unexpected customer needs. Since the trucks are purchased rather than manufactured by the Company, margins on sales of these package units lower than those generated from the products manufactured by the Company are expected.

Leasing

         Leasing provides the Company's customers with financing options through finance type leases including TRAC (Terminal Rental Adjustment Clause) leases.

CUSTOMERS AND DISTRIBUTION

         For the fiscal year ended September 30, 1999, the Company's consolidated net sales were divided approximately 40% to distributors, 53% to solid waste handling companies, and 7% to other entities.

         During the fiscal years ended September 30, 1999, 1998 and 1997, approximately 23.1%, 28.8% and 13.5%, respectively, of the Company's total sales were made to Waste Management, Inc. The Company has no contracts with any of its customers and, accordingly, sells its products pursuant to purchase orders placed from time to time in the ordinary course of business. The Company delivers its products to its customers through the use of its own trucks or common carriers.

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

         The Company also engages independent distributors and dealers in various regions throughout the United States and certain foreign countries, for marketing its products to customers. The Company's dealers are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. As of December 13, 1999, there were approximately 280 authorized Company dealers located in numerous states and 20 authorized Company dealers, licensees and commissioned district managers in 10 foreign countries, each of which is independently owned. The Company is dependent on such dealers for a significant portion of its revenues. These dealers typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets. The Company believes that its dealers have enhanced and will continue to enhance the scope of the Company's marketing and sales efforts and have, to a certain extent, also enabled the Company to avoid certain significant costs associated with creating a more extensive direct sales network.

         The Company advertises its products under trade names and under its name in trade journals and brochures. Other marketing efforts include articles in trade publications, attendance at trade shows and presentations by the Company's personnel at industry trade conferences.

         The Company, through Leasing, also provides both sales-type financing and operating leases. At September 30, 1999, Leasing held net lease receivables of approximately $18.8 million.

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

Steel Processing

         Shelby Steel, a wholly-owned subsidiary of the Company, receives coiled steel and either warehouses or cuts and processes the steel at its River Rouge, Michigan facility to prescribed specifications. In addition to processing coiled steel for use by the Company, Shelby Steel also offers steel processing and warehousing services to third parties. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel. Its steel processing and warehousing sales are generally limited to customers in the Detroit metropolitan area. Sales to third parties represented 92.6%, 92.8%, and 91.8% of Shelby Steel's business and 1.5%, 1.6%, and 1.9% of the Company's consolidated net sales for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

Tube Manufacturing

         Tube, a wholly-owned subsidiary of the Company, began operating its tube manufacturing line in the Company's Kalamazoo facility in mid-1994. The facility receives coiled steel, slits the coil to proper width and forms it into square and rectangular tubing. The tubing produced by this facility provides the Company with approximately 95% of its steel tubing requirements.

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

BACKLOG AND INVENTORY

         The Company generally produces solid waste handling equipment and dump truck bodies pursuant to customer purchase orders. The Company includes in its backlog only firm product orders, which are subject to termination at will and rescheduling, without penalty. The Company's backlog was approximately $18.5 million and $17 million at September 30, 1999 and 1998, respectively. Substantially all of the Company's backlog is delivered within four to six weeks of the Company's receipt of purchase orders. Due to numerous factors, including termination of orders, rescheduling, possible change orders and delays, which affect production and delivery of the Company's products, there can be no assurance as to if or when cash receipts will be recognized from the Company's backlog. In addition, year to year comparisons of backlog are not necessarily indicative of future operating results. Although most of the Company's sales are based on orders for goods to be manufactured, the Company nevertheless carries certain amounts of finished goods inventory in order to meet customer delivery dates. In addition, from time to time, the Company manufactures units in excess of ordered units to "round out" production runs or to maintain base stock levels. At September 30, 1999, 1998 and 1997, the Company had inventory of
$63.3 million, $38.9 million and $31.0 million, respectively.

EMPLOYEES

         The Company had approximately 881 employees as of December 13, 1999. Seventy-Five of the Company's hourly employees are represented by the McClain Hourly Employees' Union pursuant to a collective bargaining agreement which expires September 16, 2002. 225 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires June 12, 2000. 57 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires November 1, 2002. On February 23, 1995 the National Labor Relations Board (the "NLRB") conducted an election in response to a petition filed by the Shopmen's Local Union No. 616 of the International Association of Bridge, Structural and Ornamental Iron Workers (AFL-CIO) (the "Union") to represent the hourly employees at E-Z Pack's facility in Macon, Georgia. The ballots of 11 employees were challenged as ineligible. The
Union filed charges against the Company asserting that it committed various unfair labor practices which affected the election results and that the challenged ballots should be counted. On October 17, 1996, the NLRB issued a Decision, Order and Direction upholding the unfair labor practice charges, and on November 5, 1996, the NLRB determined that the results of the election were in favor of the Union. The Company is bargaining with the Union and discussing the appropriate remedy and possible settlement of all claims with the NLRB. The Company believes that relations with the hourly employees at its Georgia facility are generally satisfactory. There have been no work stoppages due to labor difficulties.

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


ITEM 2.  PROPERTIES

         In the aggregate, the Company owns or leases approximately 940,200 square feet of real property located in Michigan, Ohio, Georgia, Oklahoma and Alabama. The Company owns three facilities in Michigan, four facilities in Ohio, one facility in Georgia, one facility in Oklahoma and one facility in Alabama. The properties that the Company owns or leases consist of the following:

                                                                                        OWNED                 SQUARE
         LOCATION                                                                     OR LEASED               FOOTAGE
         --------                                                                     ---------               -------
Sterling Heights, Michigan                                                            Owned                    37,000
Sterling Heights, Michigan                                                            Leased                   18,000

                                                                                        OWNED                 SQUARE
         LOCATION                                                                     OR LEASED               FOOTAGE
         --------                                                                     ---------               ------
Kalamazoo, Michigan                                                                   Owned                    55,000
River Rouge, Michigan                                                                 Owned                    50,000
Galion, Ohio                                                                          Owned                   365,000
Winesburg, Ohio                                                                       Owned                    67,500
Winesburg, Ohio                                                                       Owned                    16,000
Winesburg, Ohio                                                                       Owned                    15,200
Macon, Georgia                                                                        Owned                   114,500
Oklahoma City, Oklahoma                                                               Owned                   100,000
Demopolis, Alabama                                                                    Owned                   102,000

         The Company's main office and manufacturing facilities are located in a 37,000 square foot facility situated on 8 2/3 acres in Sterling Heights, Michigan owned by the Company. This facility is used to manufacture roll-off containers, roll-off hoists and compactors. The Company also owns a 55,000 square foot facility located in Kalamazoo, Michigan which is home to the Company's tube mill. Shelby Steel owns a 50,000 square foot steel processing facility on six acres of land in River Rouge, Michigan, where all of its operations are conducted. The Company leases, under a verbal month-to-month lease, an 18,000 square foot manufacturing facility also located in Sterling Heights, Michigan from siblings of Messrs. Kenneth and Robert McClain. This facility is used by the Company as a fabrication facility. The monthly rental for this facility is $3,500, with the lessor responsible for the payment of real estate taxes, assessments, insurance premiums and replacement in case of damage by fire, and the Company responsible for maintenance of the building. The Company believes that the terms and conditions of this lease are comparable to the terms and conditions which would be available from an unrelated party with respect to similar facilities, although other similarly situated unrelated parties would, in all likelihood, require a long-term written lease.

         E-Z Pack owns three buildings comprising approximately 365,000 square feet situated on approximately 38 acres of land in Galion, Ohio. This facility manufactures front, side and rear loading garbage truck bodies and recycling trucks as well as transfer trailers.

         Galion owns three manufacturing facilities (67,500, 15,200 and 16,000 square feet) situated on 20 acres of land in Winesburg, Ohio where it manufactures dump bodies, hoists and balers.

         E-Z Pack's Georgia facility is an approximately 114,500 square foot manufacturing facility on 13.2 acres in Macon, Georgia. This facility manufactures dump bodies and roll-off hoists to sell principally in the Southeast.

         E-Z Pack's Oklahoma facility consists of three buildings in Oklahoma City, aggregating 100,000 square feet. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers.

         E-Z Pack owns an approximately 102,000 square foot manufacturing facility in Demopolis, Alabama on approximately 84 acres of land. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers.

         The Company's Sterling Heights, Michigan facility and Galion, Ohio facility are currently operating at approximately 80% of capacity. The Oklahoma facility is currently operating at 65% of capacity. The Georgia facility is currently operating at 50% of capacity. The Alabama facility is currently operating at 60% capacity. The Winesburg, Ohio facility is currently operating at 90% of capacity. The Kalamazoo, Michigan facility is currently operating at 60% of capacity. The determination of the productive capacity on each facility actually used by the Company is a function of the mix of products being produced at such facility and the pricing of such products. The production capacity figures set forth in this paragraph reflect the mix of products presently produced by each facility and the present pricing of such products. The Company enjoys expandable capacity at most of these facilities depending on double-shifting and other performance enhancing activities.

         The facilities owned and leased by the Company are well maintained and in good operating condition. Its plants and equipment are subject to various liens and encumbrances which collateralize certain obligations. See Notes 6 and 7 of Notes to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time subject to various claims from existing or former employees alleging gender, age or racial discrimination and anti-union activity, none of which are expected to have a material adverse affect on the Company. See ITEM 1. BUSINESS. Employees. In addition, as a manufacturer of industrial products, the Company is, from time to time, subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. While such claims have not been material to the Company in any year and the Company believes that it maintains adequate product liability insurance, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the Company. The Company is currently defending a number of legal proceedings involving product liability claims relating to McClain, Galion and E-Z Pack brand products. A subsidiary of the Company purchased the business now conducted by Galion and E-Z Pack from the Peabody Galion Division of Peabody International Corporation ("Peabody"). Pursuant to an indemnification provided Peabody in connection with the acquisition, the Company is currently defending several legal proceedings involving product liability claims arising out of products manufactured by Peabody prior to the date of the acquisition. These claims are also covered by insurance. In addition, the acquisition agreement called for the seller to share in the payment of certain costs related to the defense of these cases. On December 29, 1998 the Company reached a settlement agreement with the seller, the terms of which called for the Company to release the seller from its obligations related to product liability claims under the Galion acquisition agreement in exchange for a cash payment of $1,050,000. Although the Company has settled all of the cases which were pending at the date of the acquisition and the Company believes that it can continue to successfully resolve pending and future product liability claims, there can be no assurance that the Company will be able to do so. The Company is not presently a party to any material legal proceedings except as described above in this item and in Item 1. Business, Employees.


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


                                                                                    SALES PRICE
                                                                                        OF
                                                                                   COMMON STOCK
                                                                                   -------------
                                                                              HIGH              LOW
                                                                              ----              ---
               FISCAL YEAR ENDED SEPTEMBER 30, 1998
                        First Quarter                                         4.75             4.20
                        Second Quarter                                        6.19             3.375
                        Third Quarter                                         5.75             4.375
                        Fourth Quarter                                        5.00             3.00

               FISCAL YEAR ENDED SEPTEMBER 30, 1999
                        First Quarter                                         5.875            3.125
                        Second Quarter                                        6.00             5.250
                        Third Quarter                                         5.938            4.25
                        Fourth Quarter                                        7.125            4.375


         On December 7, 1999, the last reported sales price for the Common Stock as reported by Nasdaq/NMS was $5.6875. As of such date there were approximately 209 holders of record of the Common Stock. The Company believes there are a substantial number of beneficial owners of the Company's Common Stock whose shares are held in street name. The Company has never paid any cash dividends. The payment of dividends by the Company is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's operations.


ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the Company's last five fiscal years ended September 30 are as follows:

=======================================================================================================================
                                   1999              1998               1997               1996               1995
                                   ----              ----               ----               ----               ----
Gross Sales                      $142,079,475       $118,487,052        $95,255,641        $84,680,797     $82,263,202
Sales, Net of Customer
Discounts                        $140,604,885       $116,554,031        $95,255,641        $84,221,810     $81,569,427

Net Income (Loss)                  $4,181,938         $3,383,892       $(1,703,780)         $2,384,957      $2,462,755



Net Earnings (Loss) Per
Common and Common
Equivalent Share,1, 2                    $.90               $.72             $(.36)               $.50            $.53

Working Capital                   $58,689,965        $41,919,687        $33,520,003        $32,371,639     $33,868,556

Total Assets                     $129,923,989       $100,246,967        $87,185,567        $79,425,255     $73,899,197

Long-Term Debt                    $62,648,684        $42,530,105        $38,513,490        $34,217,149     $31,170,287

Stockholders' Investment          $30,890,965        $26,835,306        $23,837,091        $25,457,255     $22,841,274

Weighted Average Number of
Common Equivalent Shares
Outstanding 1, 2                    4,673,027          4,711,741          4,729,281          4,752,050       4,657,476
Current Ratio                          2.79:1             2.57:1             2.63:1             3.18:1          3.37:1
Long Term Debt to Equity
                                       2.03:1             1.59:1             1.62:1             1.34:1          1.36:1
=======================================================================================================================

1 Weighted average number of shares outstanding includes, as appropriate, adjustments for the effect of common stock equivalents.

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

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:


                                  -----------------------------------------------------------------------------
                                                                   YEAR ENDED
                                                                 SEPTEMBER 30,
                                  ---------------- --------------- ---------------- ------------ --------------
                                       1999             1998            1997           1996          1995
                                       ----             ----            ----           ----          ----
   Net Sales                          100.00%          100.0%          100.00%        100.00%       100.00%
   Cost of Sales                       82.40           82.18            83.68          79.65         78.35
                                      ------           -----           ------          -----        ------
   Gross Profit                        17.60           17.82            16.32          20.35         21.65
   Selling, General &
   Administrative Expenses             11.55           11.47            14.33          13.60         14.52
   Restructuring and Impairment
   Charge                               0.00            0.00             1.84           0.00          0.00
                                      ------           -----           ------          -----        ------
   Operating Profit                     6.05            6.35              .15           6.75          7.13
   Other Expense                        1.54            2.22             2.24           2.48          2.59
                                      ------           -----           ------          -----        ------
   Income (Loss) Before Income
   Taxes                                4.51            4.13            (2.09)          4.27          4.54
   Income Taxes (Benefit)               1.53            1.23             (.30)          1.45          1.55
                                      ------           -----           ------          -----        ------
   Net Income (Loss)                    2.98%           2.90%           (1.79)%         2.82%         2.99%
                                      ======           =====           ======          =====        ======


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

RESULTS OF OPERATIONS

Comparison of year ended September 30, 1999 to year ended September 30, 1998

         Net sales increased 20.7% to $140.6 million for the fiscal year ended September 30, 1999 (Fiscal 1999) from $116.5 million for the fiscal year ended September 30, 1998 (Fiscal 1998). The increase was due primarily to strong sales by the Company's E-Z Pack and Truck Chassis divisions. Sales for E-Z Pack increased 49.6% or $11.8 million, while Truck Chassis sales increased 56.9% or $9.6 million. Sales of the Company's other product lines increased slightly or were flat for Fiscal 1999 compared to Fiscal 1998 The sales of the McClain Truck division accounted for 18.8% of the Company's sales for Fiscal 1999 compared to 14.5% of the Company's sales for Fiscal 1998. Although truck chassis sales increased significantly, the number of trucks the Company had available for sale at September 30, 1999 increased significantly over the September 30, 1998 level. This increase was due primarily to the Company's decision to aggressively pursue the Truck Chassis market for its tandem dump body product line. The market for these Truck Chassis was extremely soft in 1999, which combined with the Company's attempt to pursue this market caused approximately 60% of the increase in the Truck Chassis inventory. The Company paid approximately $1.0 million dollars in interest on debt incurred to finance this inventory increase.

         The Company's overall gross profit as a percentage of sales decreased to 17.60% for Fiscal 1999 from 17.82% for Fiscal 1998, while the gross profit margin on products manufactured by the Company increased to 21.4% for Fiscal 1999 compared to 21.2% for Fiscal 1999. This increase results from reduced steel prices and increased production, providing overhead reductions, at certain of the Company's production facilities. The gross profit margin for the Truck Chassis division decreased to 5.8% for Fiscal 1999 from 6.8% for Fiscal 1998, due primarily to the softness in the truck chassis market in Fiscal 1999.

         Selling, General & Administrative Expenses increased to 11.55 % of net sales for Fiscal 1999 from 11.47% of net sales for the Fiscal 1998 as a result of increased marketing activity by the Company and expansion of its sales force.

         Inventory has increased to $63.3 million at September 30, 1999 from $38.9 million at September 30, 1998. Approximately $27.2 million of the inventory consists of trucks and related equipment the Company has dedicated to its truck ready program. This increase is the result of the Company's decision in the fourth quarter of fiscal 1998 to more aggressively pursue an expanding market it believes exists for package units consisting of a truck chassis and a piece of equipment manufactured by the Company (Roll-off Hoists, Refuse Truck Bodies and Dump Bodies). See above discussion regarding dump truck chassis.

         The Company's leasing subsidiary generated pretax income of $.48 Million for Fiscal 1999 compared to a pretax loss of $.02 Million for Fiscal 1998. The Company had $18.8 Million in net finance lease receivables at September 30, 1999 compared to $10.8 Million at September 30, 1998.

Comparison of year ended September 30, 1998 to year ended September 30, 1997

         Net sales for the fiscal year ended September 30, 1998 increased 22.4% to $116.6 million compared to $95.2 million for the fiscal year ended September 30, 1997. The increase was the result of strong sales of the Company's E-Z Pack and commodity products and the expansion of the Company's truck chassis program. E-Z Pack and commodity sales increased by approximately $4.0 million and $8.0 million, respectively, while sales of truck chassis increased approximately $10.0 million over the prior year. Although the sales for Fiscal 1998 increased substantially, the Company's E-Z Pack and Galion facilities sales were slower than expected due to logistical problems resulting from a shortage of truck chassis throughout the year.

         The Company's overall gross profit as a percentage of sales increased to 17.82% for Fiscal 1998 from 16.32% for fiscal 1997 while the gross profit on products manufactured by the Company increased to 21.2% for Fiscal 1998 from 17.26% for Fiscal 1997. The price increase implemented during December 1997, increased production at the Company's Georgia facility, the transfer of the EPCO product line to the Winesburg facility and the closing of the Buffalo facility were the primary factors in the increased gross profit on the products manufactured by the Company.

         The Company's inventory levels increased to $38.9 million at the end of fiscal 1998 from $31.0 million at the end of fiscal 1997. This increase was primarily due to the expansion of the Company's truck chassis program and increased finished goods inventories at the E-Z Pack and Galion facilities due to the shortage of truck chassis previously discussed.

         Selling, general and administrative expenses decreased to 11.47% of net sales during fiscal 1998 compared to 14.33% for fiscal 1997. This decrease was due primarily to the increased sales and the Company's continuing efforts to automate and centralize certain administrative functions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $58.7 million at September 30, 1999 compared to $41.9 million at September 30, 1998. The ratio of current assets to current liabilities was 2.79 at September 30 1999 and 2.57:1 at September 30, 1998. The Company's cash and cash equivalents totaled $1.9 million at September 30, 1999. Cash flows used by operations were $13.6 million for the year ended September 30, 1999 primarily due to the increased inventory dedicated to the Company's truck program as discussed previously.

         The Company's required level of working capital increased during fiscal 1999 from fiscal 1998 due to increases in the Company's Truck Chassis program and continued success in expanding its leasing subsidiary. Long-term debt continued to increase as a result of the increased inventory levels, the continued expansion of leasing activity and the Company's ongoing commitment to increasing production efficiency by properly maintaining and upgrading its production facilities and machinery and equipment.

         The Company has a Revolving Credit Facility with Standard Federal Bank, a federal savings bank ("Standard"), which provides maximum availability of $33.3 million for working capital needs and a $1.5 million credit line to fund machinery and equipment acquisitions. On July 9, 1999 the Company signed an amendment to this agreement that temporarily increased the availability of the line to $35.0 million. The new agreement calls for a monthly reduction to the availability of $833,333, beginning August 1, 1999, and continuing through July 1, 2000, when the total availability will be $25,000,000. At September 30, 1999 the Company had borrowed approximately $26.9 million under the working capital line. Borrowings under the working capital line are limited to 80% of eligible accounts receivable and 50% of qualified inventory while the equipment line is limited to 80% of pledged equipment purchases.

         The Company also has a Revolving Credit Facility with Standard used to finance certain of its lease receivables. The agreement calls for a maximum availability of $15.0 million with borrowing limited to 80% of eligible lease receivables. At September 30, 1999 approximately $12.1 million had been drawn on this facility.

         All borrowings with Standard are secured by substantially all of the assets of the Company. In addition, the loans contain various covenants including those requiring the Company to maintain certain current ratios, levels of tangible net worth and debt ratios and restricting the among of capital expenditures the Company may make each year. The Company is in compliance with the various covenants as of September 30, 1999. The revolving credit agreements bear interest at the LIBOR rate plus 175 basis points and expire in May 2001, at which time the Company expects to obtain renewals on the same or similar terms.

         The Company has agreements with three financial institutions to provide financing for its TRAC (Terminal Rental Adjustment Clause) Leasing Agreements. The agreements call for maximum availability of $8 million in lease commitments. Under these facilities, the Company may finance 100% of eligible lease receivables over the term of the related lease at a fixed interest rate determined at the time of the lease closing. The notes are secured by the related lease receivable. At September 30, 1999, approximately $7.3 million had been drawn on the facilities.

         The Company has currently set its budget for capital expenditures in fiscal 1999 at approximately $3.0 million as compared to $4.5 million in fiscal 1998. Despite the increase in inventory and leasing activity, management believes that the Company's cash flow, together with the credit available to it under existing debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months.

YEAR 2000 COMPLIANCE

         The Company purchases the various computer hardware and software used in the administration of its financial, manufacturing and engineering processes from third party suppliers. A centralized computer and software is used for approximately 90% of the financial and manufacturing applications of the Company and certification has been received from both the hardware and software suppliers that these products are Year 2000 compliant. The engineering software is run on either a LAN (local area network) or individual personal computers depending on the size of the manufacturing facility. All the necessary hardware and software for the engineering is Year 2000 compliant. Additionally, the Company has various stand alone personal computers and laptop computers that run word processing, database and spreadsheet software. The Company is currently in the process of upgrading all the software run on these stand alone computers with versions that are Year 2000 compliant and estimates completion of this project prior to December 31, 1999.

         To date, the Company has expended approximately $80,000 to make its engineering hardware and software and certain of its stand alone computers and software Year 2000 compliant and estimates that it will expend approximately $10,000 on its remaining computers and software. These amounts represent approximately 75% and 10% of the Company's information technology budget for the fiscal years ended September 30, 1999 and 2000, respectively, and will be paid from the cash flow from operations.

         The Company believes that the steps it has taken regarding the Year 2000 issue will allow operations to run normally on January 1, 2000 and thereafter. The possibility exists however, that certain stand alone computers or software may not be upgraded timely or unforeseen circumstances may arise that interrupt certain areas of the Company's operations. In case of any such occurrence the Company believes that it can correct the problem within a few days and no serious interruption in its business or operations will occur.

         The Company has made no formal assessment concerning the Year 2000 compliance status of its suppliers or customers. If any of the Company's significant suppliers or customers does not successfully and timely become Year 2000 compliant, the Company's business or operations could be adversely affected. The Company has not yet generated and does not intend to generate any disaster contingency plans related to the Year 2000 compliance issue.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

                                                                                                        APPROXIMATE
                                                                                                               DATE
                                                                                                            SERVICE
              NAME                     AGE                              OFFICE                                BEGAN
              ----                     ---                              ------                                -----
Kenneth D. McClain(1)                   58           Chairman of the Board, Chief
                                                     Executive Officer and President                           3/68

Robert W. McClain(1)                    63           Senior Vice President, Assistant
                                                     Secretary and Director                                    3/68

Raymond Elliott                         65           Director                                                  8/90

Walter J. Kirchberger                   64           Director                                                 11/95

Carl Jaworski                           56           Secretary                                                10/72

Mark S. Mikelait                        39           Treasurer                                                 5/97

 (1) Kenneth D. McClain and Robert W. McClain are brothers.

         KENNETH D. MCCLAIN is Chairman of the Board and President of the Company. He has been a director and officer of the Company since its inception in March 1968. He also serves as Vice President and a director of Shelby Steel. Mr. McClain is also a director and the Chairman of the Board of E-Z Pack and Galion.

         ROBERT W. MCCLAIN is Senior Vice President and Assistant Secretary of the Company. He has been a director and officer of the Company since its inception in March 1968. He also serves as President of Shelby Steel.

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

         CARL JAWORSKI has served as Secretary since October 1972. Mr. Jaworski was also a director and the Treasurer of the Company from October 1972 until April 1992. Mr. Jaworski also serves as Secretary and a director of Shelby Steel. Mr. Jaworski is the Secretary of E-Z Pack and Galion.

         MARK S. MIKELAIT has served as Treasurer of the Company since May 1997 and joined the Company in September 1994. Prior to that time Mr. Mikelait, a CPA, was employed as a senior manager by Rehmann Robson, the Company's independent auditors, beginning in November 1985.

         The Company is required to identify each person who was an officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended September 30, 1999, the Company believes that all officers, directors and beneficial owners of more than 10% of the Company's registered equity securities timely filed all required reports.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following tables set forth all cash compensation paid to the Chief Executive Officer of the Company and the other executive officers whose total annual salary and bonus from the Company exceeded $100,000 during the fiscal year ended September 30, 1999.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------
                 Annual Compensation                      Long Term Compensation
------------------------------------------------------------------------------------

         Name and             Fiscal       Salary                Options/
    Principal Position         Year      Amount($)               SARs(#)
    ------------------         ----      ---------               -------
Kenneth D. McClain,
President/ CEO                 1999       $275,000               25,000
                               1998       $263,031                 ---
                               1997        226,885                 ---
Robert W. McClain, Senior
Vice President
                               1999       $143,751               25,000
                               1998        125,004                 ---
                               1997        183,335
Carl Jaworski
Secretary
                               1999       $108,750                5,000
                               1998       $104,631                5,000
                               1997        107,207
Mark S. Mikelait
Treasurer
                               1999       $126,250                5,000
                               1998        101,250               10,000
                               1997          ---                   ---
====================================================================================



                    AGGREGATED OPTION/SAR EXERCISES AND
                  FISCAL YEAR-END OPTION/SAR VALUES TABLE

-------------------------------------------------------- ------------------------------------- -------------------------------------
                            Shares                          No. of Unexercised                          Value of Unexercised
                           Acquired                          Options/SARs at                        In-The-Money Options/SARs at
                             on                             Fiscal Year-End (1)                         Fiscal Year-End(2)
                           Exercise         Value        ------------------------------------- -------------------------------------
                           in 1998         Realized                                Not                                    Not
                                                           Exercisable       Exercisable(1)        Exercisable        Exercisable
---------------------- --------------- ----------------- ---------------- -------------------- ------------------ ------------------
Kenneth D. McClain           -0-              -0-            13,333              25,000               $ -0-              $ -0-

Robert W. McClain            -0-              -0-             6,666              20,000               $ -0-              $ -0-

---------------------- --------------- ----------------- ---------------- -------------------- ------------------ ------------------


(1) Stock options granted November 16, 1995 and pursuant to the Company's 1989 and 1999 Incentive Stock Plan (the "Incentive Plan"). Options must be exercised by November 15, 2000 and May 7, 2004. Exercise price is $7.31 and $5.50 per share.

(2) Value based on the average of the September 30, 1999 closing bid high and low price which was $4.375 per share.

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

         For the fiscal year ended September 30, 1999, 6,114 shares of Common Stock were issued under the Retainer Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 7,1999, certain information regarding the beneficial ownership of Common Stock, of: (i) each person known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock; (ii) each director of the Company; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group, based upon information available to the Company.

                                                      AMOUNT AND
                                                      NATURE OF              PERCENT OF
     NAME AND ADDRESS                                 BENEFICIAL            OUTSTANDING
     OF BENEFICIAL OWNER                             OWNERSHIP(1)            SHARES(2)
     -------------------                             ------------            ---------
Kenneth D. McClain                                   1,433,279(3)                30.84%
6200 Elmridge Road
Sterling Heights, MI  48310
Robert W. McClain                                    1,025,844(4)                22.08%
6200 Elmridge Road
Sterling Heights, MI  48310
June McClain                                           337,178                    7.26%
6200 Elmridge Road
Sterling Heights, MI 48310
Lisa McClain Pfeil                                     310,474(5)                 6.68%
6200 Elmridge Road
Sterling Heights, MI 48310
Raymond Elliott                                         22,322                    0.48%
290 Town Center
P.O. Box 890
Troy, Michigan  48084
Walter Kirchberger                                       6,137                    0.18%
2301 West Big Beaver Rd., Suite 800
Troy, Michigan 48084
Carl Jaworski                                          117,825                    2.54%
6200 Elmridge Road
Sterling Heights, MI 48310
Mark S Mikelait                                         17,332                    0.55%
500 Sherman Street
Galion, OH 44833
All current executive officers and                   2,624,739(6)                56.48%
directors as a group (6 persons)

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has a right to acquire within 60 days.

(2) Based on 4,647,183 shares of Common Stock issued and outstanding as of December 7, 1999. In addition, for purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security that such person or persons has or have the right to acquire within 60 days is also deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Includes 32,331 shares which executive officers and directors have the right to acquire pursuant to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases one of its facilities from siblings of Messrs. Kenneth and Robert McClain. See "Properties." The Company believes that the terms and conditions of this lease are comparable to those available from an unrelated party with respect to similar facilities.

         The Company had sales of approximately $231,000 in Fiscal 1999 to McClain Leasing Corporation, an entity controlled by certain officers and directors of the Company.

         The Hartland Insurance Group, an entity owned by Raymond Elliott, a director of the Company, provided insurance to the Company during Fiscal 1999. Sales from this entity to the Company aggregated approximately $1.0 million during Fiscal 1999, for which this entity received fees and commissions in the approximate amount of $117,500.


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

Dated: December 13, 1999           McCLAIN INDUSTRIES, INC.


                                   By:/s/ Kenneth D. McClain
                                      ------------------------------------------
                                          Kenneth D. McClain, President
                                          (Principal Executive Officer)


                                   And By:/s/ Mark S. Mikelait
                                          --------------------------------------
                                              Mark S. Mikelait, Treasurer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  December 13, 1999        /s/ Kenneth D. McClain
                                 -----------------------------------------------
                                 Kenneth D. McClain, Director


Dated:  December 13, 1999        /s/ Robert W. McClain
                                 -----------------------------------------------
                                 Robert W. McClain, Director


Dated:  December 13, 1999        /s/ Raymond Elliott
                                 -----------------------------------------------
                                 Raymond Elliott, Director


Dated:  December 13, 1999        /s/ Walter J. Kirchberger
                                 -----------------------------------------------
                                 Walter J. Kirchberger, Director

                       SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------

                                Washington, D. C.



                                    Form 10-K

                                For Corporations



                                  ANNUAL REPORT



              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 and 1997





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

                          INDEPENDENT AUDITORS' REPORT

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

--------------------------------------------------------------------------------


                       CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets - September 30, 1999 and 1998

Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Investment for the years ended September 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements





                                    SCHEDULES


The information required to be submitted in Schedule II - Valuation and Qualifying Accounts is included in the consolidated financial statements and notes thereto.

The following schedules are omitted as not required or not applicable:
         I, III, IV and V.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
McClain Industries, Inc. and Subsidiaries
Sterling Heights, Michigan



We have audited the accompanying consolidated balance sheets of McClain Industries, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McClain Industries, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.




                                             REHMANN ROBSON, P.C.



Farmington Hills, Michigan
December 13, 1999

             MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                               ASSETS                                              SEPTEMBER 30,
                                                                       -------------------------------
                                                                            1 9 9 9         1 9 9 8
                                                                       ---------------   -------------
Current assets
     Cash and cash equivalents                                          $    1,908,397   $   1,924,006
     Accounts receivable, net of allowance for doubtful accounts
        of $570,000 in 1999 ($800,000 in 1998)                              20,140,166      24,235,761
     Inventories                                                            63,281,785      38,873,477
     Net investment in sales-type leases, current portion                    5,900,000       3,100,000
     Prepaid expenses                                                          237,129         543,095
                                                                        --------------   -------------

TOTAL CURRENT ASSETS                                                        91,467,477      68,676,339
                                                                        --------------   -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                          23,236,170      23,266,545
                                                                        --------------   -------------

OTHER ASSETS
     Net investment in sales-type leases, net of
        current portion                                                     12,871,973       6,013,959
     Goodwill, net of amortization                                           1,044,734       1,440,745
     Other                                                                     605,401         454,941
     Equipment under construction                                              698,234         394,438
                                                                        --------------   -------------

TOTAL OTHER ASSETS                                                          15,220,342       8,304,083
                                                                        --------------   -------------






TOTAL ASSETS                                                            $  129,923,989   $ 100,246,967
                                                                        ==============   =============





The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

                          LIABILITIES AND
                      STOCKHOLDERS' INVESTMENT


                                                                                       SEPTEMBER 30,
                                                                        -------------------------------------------
                                                                              1 9 9 9                1 9 9 8
                                                                        --------------------   --------------------
CURRENT LIABILITIES
     Accounts payable                                                   $        21,775,139    $        18,405,224
     Current portion of long-term debt                                            4,450,000              3,300,000
     Accrued expenses                                                             4,682,156              4,537,434
     Federal and state income taxes                                               1,870,217                513,994
                                                                        -------------------   --------------------

TOTAL CURRENT LIABILITIES                                                        32,777,512             26,756,652

Long-term debt, net of current portion                                           62,648,684             42,530,105

Product liability                                                                 1,406,828              1,909,904

Deferred income taxes                                                             2,200,000              2,215,000
                                                                        -------------------    -------------------

TOTAL LIABILITIES                                                                99,033,024             73,411,661
                                                                        -------------------    -------------------

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS' INVESTMENT
     Common stock, no par value; authorized 10,000,000 shares,
       issued and outstanding, 4,660,878 shares
       (4,686,727 shares in 1998)                                                 4,871,530              4,997,809
     Retained earnings                                                           26,019,435             21,837,497
                                                                        -------------------    -------------------

TOTAL STOCKHOLDERS' INVESTMENT                                                   30,890,965             26,835,306
                                                                        -------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                          $       129,923,989    $       100,246,967
                                                                        ===================    ===================

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                 YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------------
                                                  1 9 9 9                1 9 9 8                1 9 9 7
                                             -------------------    -------------------    -------------------

Net sales                                    $       140,604,885     $      116,554,031    $        95,255,641

Cost of sales                                        115,863,228             95,786,681             79,711,774
                                             -------------------    -------------------    -------------------

GROSS PROFIT                                          24,741,657             20,767,350             15,543,867

Selling, general and administrative
     expenses                                         16,234,546             13,363,850             13,647,757
Restructuring and impairment charges                           -                      -              1,755,000
                                             -------------------    -------------------    -------------------

INCOME FROM OPERATIONS                                 8,507,111              7,403,500                141,110
                                             -------------------    -------------------    -------------------

OTHER INCOME (EXPENSE)
     Interest expense                                 (3,982,325)            (3,381,132)            (3,448,867)
     Interest income                                   1,575,188              1,285,016              1,215,877
     Other, net                                          236,964               (493,492)               101,100
                                             -------------------    -------------------    -------------------

OTHER EXPENSE - NET                                   (2,170,173)            (2,589,608)            (2,131,890)
                                             -------------------    -------------------    -------------------

INCOME (LOSS) BEFORE INCOME TAXES                      6,336,938              4,813,892             (1,990,780)

Income taxes (benefit)                                 2,155,000              1,430,000               (287,000)
                                             -------------------    -------------------    -------------------

NET INCOME (LOSS)                            $         4,181,938    $         3,383,892    $        (1,703,780)
                                             ===================    ===================    ===================

Net income (loss) per share:
     Basic                                   $              0.90    $              0.72     $            (0.36)
                                             ===================    ===================    ===================
     Assuming dilution                       $              0.90    $              0.72     $            (0.36)
                                             ===================    ===================    ===================






The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

--------------------------------------------------------------------------------

                                                COMMON STOCK
                                    ------------------------------------       RETAINED
                                        SHARES             AMOUNT              EARNINGS               TOTALS
                                    ----------------  ------------------  --------------------  -------------------
Balance at October 1,
1996                                $ 4,693,916           $  5,299,870           $ 20,157,385           $ 25,457,255

Shares issued                            56,971                157,695                   --                  157,695

Shares repurchased                      (24,467)              (136,968)                  --                 (136,968)

Common stock issued in
     connection with EPCO
     acquisition                         11,202                 62,889                   --                   62,889

Net loss                                   --                     --               (1,703,780)            (1,703,780)
                                   ------------           ------------           ------------           ------------

Balance at September 30,
1997                                  4,737,622              5,383,486             18,453,605             23,837,091

Shares issued                            45,284                 90,323                   --                   90,323

Shares repurchased                      (96,179)              (476,000)                  --                 (476,000)

Net income                                 --                     --                3,383,892              3,383,892
                                   ------------           ------------           ------------           ------------

Balance at September 30,
1998                                  4,686,727              4,997,809             21,837,497             26,835,306

Shares issued                             4,505                 25,123                   --                   25,123

Shares repurchased                      (30,354)              (151,402)                  --                 (151,402)

Net income                                 --                     --                4,181,938              4,181,938
                                   ------------           ------------           ------------           ------------

Balance at September 30,
1999                                $ 4,660,878           $  4,871,530           $ 26,019,435           $ 30,890,965
                                   ============           ============           ============           ============






The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------------------------------------
                                                                        1 9 9 9             1 9 9 8             1 9 9 7
                                                                   ------------------   -----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $       4,181,938    $      3,383,892   $       (1,703,780)
    Adjustments to reconcile net income (loss) to
      net cash (used in) provided by operating activities
      Depreciation and amortization                                        3,280,109           3,395,115            4,893,701
      Deferred income taxes (benefit)                                        (15,000)            115,000                    -
      Provision for doubtful accounts                                        146,500             481,407              432,511
      (Gain) loss on disposal of plant and equipment                          (8,330)             (1,530)               4,032
      Common stock issued to directors for services                           25,123              31,127               28,494
      Common stock issued in connection
        with EPCO acquisition                                                      -                   -               62,889
      Net changes in operating assets and liabilities
        which provided (used) cash:
        Accounts receivable                                                3,949,095          (8,127,905)           1,481,176
        Inventories                                                      (24,408,308)         (7,861,711)          (5,434,766)
        Net investment in sales-type leases                               (9,658,012)           (865,186)          (2,632,423)
        Prepaid expenses and other assets                                   (233,581)            403,712           (1,086,661)
        Accounts payable                                                   3,369,915           4,272,578            3,585,004
        Accrued expenses                                                   1,500,945           1,400,960            1,455,314
                                                                  ------------------    ----------------   ------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (17,869,606)         (3,372,541)           1,085,491
                                                                  ------------------    ----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of plant and equipment                                      (2,768,433)           (965,246)          (4,080,499)
    Payments on liabilities assumed upon the
      Galion acquisition                                                    (503,077)           (241,967)            (623,984)
    Proceeds from sale of plant and equipment                                  8,330               1,528                    -
                                                                  ------------------    ----------------   ------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (3,263,180)         (1,205,685)          (4,704,483)
                                                                  ------------------    ----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          19,768,579           7,269,129           10,078,495
    Repayments of long-term debt                                          (2,900,000)         (2,752,514)          (5,114,354)
    Proceeds from funding of capital lease obligations                     4,534,732                   -                    -
    Repayments of capital lease obligations                                 (134,732)                  -                    -
    Sale of common stock under stock option plan                                   -              59,196              129,201
    Repurchase of common stock                                              (151,402)           (476,000)            (136,968)
                                                                  ------------------    ----------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 21,117,177           4,099,811            4,956,374
                                                                  ------------------    ----------------   ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (15,609)           (478,415)           1,337,382
Cash and cash equivalents, beginning of year                               1,924,006           2,402,421            1,065,039
                                                                  ------------------    ----------------   ------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $        1,908,397    $      1,924,006   $        2,402,421
                                                                  ==================    ================   ==================




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

         Principles of Consolidation

         The consolidated financial statements include the accounts of McClain Industries, Inc., and its wholly-owned subsidiaries (McClain E-Z Pack, Inc., McClain, Galion, Inc., Shelby Steel Processing Co., McClain Group Leasing, Inc., McClain Tube Company, and McClain International FSC, Inc., an international sales corporation). On January 1, 1999, Galion Holding Company, McClain of Georgia, Inc., McClain of Ohio, Inc., McClain of Oklahoma, Inc., McClain of Alabama, Inc., McClain EPCO, Inc., and McClain Group Sales, Inc. were merged into McClain E-Z Pack, Inc. McClain E-Z Pack, Inc. and McClain Galion, Inc. were formerly operating subsidiaries of Galion Holding Company. All significant intercompany accounts and transactions have been eliminated.

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

         Sales to a major customer aggregated approximately $32,500,000, $33,642,000 and $12,896,000 in 1999, 1998 and 1997, respectively. The
         Company had receivables of approximately $3,066,000 and $8,000,000 from this customer at September 30, 1999 and 1998, respectively. The loss of this customer could adversely affect the Company's short-term operating results.

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

         Sales-Type Leases

         The Company, through McClain Group Leasing, Inc., offers lease financing to certain purchasers of the Company's products. These leases, along with TRAC leases entered into subsequent to September 30, 1998, meet the criteria for classification as capitalized leases and are accounted for as sales-type leases, whereby sales and gross profit are recognized at the inception of the lease. Accordingly, an investment is reflected on the accompanying balance sheets in an amount equal to the gross minimum lease payments receivable less unearned finance income. Unearned finance income is amortized in such a manner as to produce a constant periodic rate of return on the net investment in the lease.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Goodwill

         Goodwill representing the purchase price in excess of the fair values of net assets acquired is amortized on a straight line basis. The amortization period is estimated based upon management's judgements and generally ranges from 5 to 40 years. Accumulated amortization as of September 30, 1999 and 1998 was $1,205,990 and $821,998, respectively.

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

         Earnings (Loss) Per Share

         Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The diluted amount reflects the potential dilution of all common stock equivalents. At September 30, 1999, 1998 and 1997 options to purchase 244,998, 199,476, and 125,464 common shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation follows for the years ended September 30:

                                                                 1 9 9 9         1 9 9 8          1 9 9 7
                                                              -------------   -------------    -------------
         Denominator:
            Weighted average shares outstanding, basic            4,673,027       4,711,741        4,729,281
            Incremental shares from assumed
              conversion of options                                     109               -           41,577
                                                              -------------   -------------    -------------
         Weighted average shares outstanding, diluted             4,673,583       4,711,741        4,770,858
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

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Revenue Recognition

         Sales are recorded by the Company when the products are delivered to independent distributors or other customers.


2.       ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The following is a summary of changes in the allowance for doubtful accounts during each of the three years in the period ended September 30:

                                                       1 9 9 9             1 9 9 8            1 9 9 7
                                                   --------------     --------------      --------------
         Balance, beginning of year                $      800,000     $      500,000      $      600,000
         Add provision charged
            against income                                146,500            481,400             432,500
         Less uncollectible accounts
            written off, net of recoveries               (376,500)          (181,400)           (532,500)
                                                   --------------     --------------      --------------
         Balance, end of year                      $      570,000     $      800,000      $      500,000
                                                   ==============     ==============      ==============


3.       INVENTORIES

         Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized for certain inventories, while the FIFO (first-in, first-out) method is utilized for the remaining inventories. The major components of inventories were as follows at September 30:


                                                       1 9 9 9              1 9 9 8
                                               ------------------   ------------------
         Materials                              $      19,416,535   $       16,530,726
         Work-in process                                5,555,977            5,707,374
         Finished goods                                11,120,913           11,065,851
                                               ------------------   ------------------
                                                       36,093,425           33,303,951
         Chassis                                       27,188,360            5,569,526
                                               ------------------   ------------------
                                                $      63,281,785   $       38,873,477
                                               ==================   ==================

         The chassis inventory above consists of the cost of the vehicle as purchased from the manufacturer and, as applicable, includes the Company's cost of manufacturing, assembling and mounting its truck bodies and waste handling equipment products. The purchased cost of the chassis on a stand-alone basis was $24,733,961 and $4,839,853 at September 30, 1999 and 1998, respectively.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       LEASING OPERATIONS

         Sale-Leaseback Sublease Transactions

         The Company, through McClain Group Leasing, Inc., has TRAC (Terminal Rental Adjustment Clause) leasing programs in place with three financial institutions in order to assist customers in obtaining financing for certain products delivered by guaranteeing a portion of the residual values of such products. Distribution of the Company's products in this manner has been accomplished by (i) selling the products to the independent financial institution leasing company, (ii) leasing the products back and providing a specified minimum guaranteed residual value to the leasing company, and (iii) subleasing the product to the user customer. TRAC leasing activity subsequent to September
         30, 1998 is accounted for as sales-type leases.

         Sales-Type Leases

         The Company provides financing contracts for the sales of various manufactured products to certain of its customers. Such financing is principally structured in the form of finance leases having a five-year term, which are accounted for as sales-type leases with the related gross profit on sale of the products recognized as income currently. The net investment in these sales-type leases is comprised of the following amounts at September 30:

                                                                     1 9 9 9             1 9 9 8
                                                                 ---------------   ----------------
               Gross minimum lease payments
                 collectible in monthly installments             $    23,060,916   $     11,706,584
               Less advance lease payments and
                 deposits received                                       428,563            289,157
                                                                 ---------------   ----------------
               Subtotal                                               22,632,353         11,417,427
               Less unearned finance income                            3,860,380          2,303,468
                                                                 ---------------   ----------------
               Total net investment in sales-type leases              18,771,973          9,113,959
               Current portion                                         5,900,000          3,100,000
                                                                 ---------------   ----------------
               Noncurrent portion                                $    12,871,973   $      6,013,959
                                                                 ===============   ================



            Gross minimum lease payments are collectible in the following scheduled annual amounts for the years succeeding September 30, 1999:


               Year ending
               September 30                                                Amount
            -------------------                                      ----------------
                    2000                                             $      7,130,000
                    2001                                                    5,690,000
                    2002                                                    4,610,000
                    2003                                                    3,345,000
                    2004                                                    1,857,353
                                                                     ----------------
            Gross minimum amount collectible                         $     22,632,353
                                                                     ================

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The TRAC leasing programs in place with financial institutions allow for maximum availability of $8,000,000 in lease commitments which provide for financing of 100% of eligible lease receivables over the term of the related lease. These notes are secured by a pledge of the remittances in the related sublease. At September 30, 1999, approximately $7,300,000 had been drawn on these lease programs, $4,400,000 of which is accounted for as capital lease obligations and $2,900,000 of which is accounted for as minimum lease payments under operating leases.

         Rental income from these subleasing activities was $1,221,000, $1,382,000, and $1,420,000 in the years 1999, 1998 and 1997, respectively, while the related rental expense for the leaseback of the products was $1,035,000, $1,317,000, and $1,212,000 during the years ended September 30, 1999, 1998 and 1997, respectively. Proceeds of the subleasing activities have been, and are expected to continue to be, in excess of the related rental expense. Minimum scheduled rental payments and rental receipts under these operating lease arrangements in future years are summarized as follows:


               Year ending                                                 Rental                Rental
               September 30                                               Payments              Receipts
               ------------                                         -----------------      ----------------
                    2000                                            $         930,000      $      1,130,000
                    2001                                                      930,000             1,130,000
                    2002                                                      930,000             1,130,000
                    2003                                                      913,000             1,125,000
                                                                    -----------------      ----------------
               Gross minimum rental payments                        $       3,703,000      $      4,515,000
                                                                    =================      ================

         Total residual values guaranteed by the Company under these leasing arrangements approximates $1,390,000 as of September 30, 1999.


5.       PROPERTY, PLANT AND EQUIPMENT

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          Property, plant and equipment consisted of the following amounts as of September 30:


                                                                   1 9 9 9             1 9 9 8
                                                              ---------------    ----------------
          Land                                                $     2,282,977    $      2,282,977
          Buildings and improvements                               14,926,790          13,517,487
          Machinery and equipment                                  22,903,789          22,276,726
          Furniture, fixtures and vehicles                          4,169,061           4,023,385
                                                              ---------------    ----------------
                                                                   44,282,617          42,100,575
          Less accumulated depreciation                            21,046,447          18,834,030
                                                              ---------------    ----------------
          Property, plant and equipment, net                  $    23,236,170    $     23,266,545
                                                              ===============    ================




         6.     LINES OF CREDIT

                The Company and certain of its subsidiaries are party to the following line of credit agreements with financial institutions as of September 30:

                                                                                      1 9 9 9            1 9 9 8
                                                                                -----------------   ----------------
                Revolving  line of credit providing for maximum  availability of up to  $33,333,334  and  $20,000,000 at September 30, 1999
                and 1998,  respectively.  On July 9, 1999, the Company signed a new agreement  temporarily  increasing the  availability of the line to  $35,000,000.  The agreement  calls for a monthly reduction to the  availability of $833,000,  beginning August
                1, 1999, and continuing  through July 1, 2000, when the total availability  will be $25,000,000.  Borrowings are limited to
                80% of the eligible accounts  receivable and 50% of qualified inventory  and are subject to interest at the LIBOR rate plus
                175 basis points (7.09% at September 30, 1999).                  $    26,858,901    $    17,955,713

                The agreement is collateralized by substantially all the assets of the Company and contains various covenants requiring the Company to maintain certain financial ratios. The agreement also prohibits the Company from incurring additional indebted-ness other than subordinated indebtedness and limits plant and equipment acquisitions to $3.0 million per fiscal year. This agreement expires in May 2001, at which time the Company expects to obtain a renewal upon the same or similar terms.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           1 9 9 9            1 9 9 8
                                                                      -----------------   ----------------

       Line  of  credit   providing  for  maximum   availability  of
       $15,000,000 in 1999 and  $10,000,000 in 1998.  Borrowings are
       limited to 80% of eligible lease  receivables and are subject to  interest  at the LIBOR  rate plus 175 basis  points.  The agreement is  collateralized by certain equipment leases held by the Company's leasing  subsidiary.  This agreement expires in May 2001,  at which time the  Company  expects to obtain a
       renewal upon the same or similar terms.                               12,125,000           7,605,295
                                                                      -----------------   ----------------


       Total lines of credit borrowings (Note 7)                       $     38,983,901    $     25,561,008
                                                                       ================    ================


7.     LONG-TERM DEBT

       Long-term debt consisted of the following obligations as of September 30:


                                                                            1 9 9 9            1 9 9 8
                                                                      -----------------   ----------------

       Promissory note to a bank,  collateralized  by certain assets as  disclosed  in Note 6.  The  note is  payable  in  monthly installments  of  $220,000  plus  interest  at the LIBOR rate
       plus  205   basis   points   (effective   rate  of  7.39%  at
       September 30,  1999),  maturing in September  2006. This note
       was refinanced in July 1999.                                     $    18,500,000    $    14,200,000

       Promissory  notes  to  banks,  collateralized  by  commercial
       mortgages  on  certain   real  estate,   payable  in  monthly
       installments  of $28,300 plus interest  ranging from the bank prime  rate to prime  plus 1/4%  (effective  rates of 8.5% to
       8.75% at  September 30,  1999),  maturing  at  various  dates
       through January 2000.                                                  1,039,783          1,369,097

       Industrial Revenue Bonds,  collateralized by a bank letter of credit.  The bonds are  payable  in  annual  installments  of
       $525,000   through  April  2007.  The  bonds  bear  interest,
       payable  monthly,  at either a fixed term, or a variable rate
       (effective   rate  of  3.84%  at   September   30,  1999)  as
       determined by the bond holder.                                         4,175,000          4,700,000
                                                                      -----------------   ----------------

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                       1 9 9 9            1 9 9 8
                                                                ----------------     --------------

        Subtotal, notes and bonds                                     23,714,783         20,269,097


        Capital lease obligations (Note 4)                             4,400,000                  -

        Lines of credit borrowings (Note 6)                           38,983,901         25,561,008
                                                                ----------------     --------------
                                                                      67,098,684         45,830,105
        Total long-term debt

        Less current portion                                           4,450,000          3,300,000
                                                                ----------------     --------------

        Long-term debt, net of current portion                  $     62,648,684     $   42,530,105
                                                                ================     ==============




        Scheduled aggregate principal maturities of long-term debt for years succeeding September 30, 1999 are presented below:

               Year ending
               September 30                                             Amount
            -----------------                                     ---------------
                  2000                                            $     4,450,000
                  2001                                                 43,200,000
                  2002                                                  4,300,000
                  2003                                                  4,300,000
                  2004                                                  3,700,000
               Thereafter                                               7,148,684
                                                                  ---------------
                                                                  $    67,098,684
                                                                  ===============


        The debt agreements contain certain restrictive covenants which require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As of September 30, 1999, the Company was not in compliance with one of the financial covenants contained in the loan agreements with its principal lending institution. In December, 1999, the Company's principal lender waived its rights to accelerate repayment of the debt arising from such covenant violation and agreed to amend that covenant which is considered by management to be more compatible with the Company's current operations. Accordingly, the obligations are classified on the accompanying consolidated balance sheet at September 30, 1999 according to their original repayment terms.


8.      ACCRUED EXPENSES

        Accrued expenses included on the accompanying consolidated balance sheets consist of the following amounts at September 30:

                                                                   1 9 9 9             1 9 9 8
                                                              ---------------    ----------------
          Sales discounts                                     $     1,018,312     $     1,162,959
          Compensation                                                788,200             640,869
          Vacation and holiday pay                                    434,303             481,174
          Taxes                                                       607,510             488,598
          Insurance                                                   777,283             891,592
          Other                                                     1,056,548             872,242
                                                              ---------------    ----------------
          Total                                               $     4,682,156    $      4,537,434
                                                              ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.       INCOME TAXES

         The provision (benefit) for income taxes for each of the three years in the period ended September 30, consists of the following components:


                                                                1 9 9 9            1 9 9 8             1 9 9 7
                                                           ---------------     ---------------    ---------------
               Current federal provision (benefit)         $     2,170,000     $     1,315,000     $     (287,000)
               Deferred provision (credit)                         (15,000)            115,000                  -
                                                           ---------------     ---------------     --------------
               Total income taxes (benefit)                $     2,155,000     $     1,430,000     $     (287,000)
                                                           ===============     ===============     ==============

         The effective income tax rate on consolidated pre-tax income differs from the federal statutory rate for the following reasons:


                                                        1 9 9 9                 1 9 9 8                 1 9 9 7
                                                 ----------------------   --------------------  -----------------------
                                                       Amount       %         Amount        %          Amount        %
                                                  --------------- ------ ---------------  -----  ---------------  ------
               Provision (benefit) computed
                  at statutory rate                $   2,155,000     34    $  1,637,000     34     $    (677,000)    (34)
               Nondeductible expenses                     22,000      1          21,000      1           389,000      19
               Cancellation of debt
                 related to EPCO restructuring                 -      -        (207,000)    (4)                -       -
               Other                                     (22,000)    (1)        (21,000)    (1)            1,000       -
                                                   -------------     --    ------------    ---     -------------     ---
                                                   $   2,155,000     34    $  1,430,000     30     $    (287,000)    (15)
                                                   =============     ==    ============    ===     =============     ===

         The balance of the net deferred income tax liability consists of temporary basis differences related to the following assets and liabilities as of September 30:

                                                                        1 9 9 9             1 9 9 8
                                                                   ----------------   -----------------
               Taxable differences:
                  Property and equipment                           $     2,905,000    $      2,850,000
                  Inventory                                              1,100,000           1,140,000
                                                                   ---------------    ----------------
               Gross deferred tax liabilities                            4,005,000           3,990,000
                                                                   ---------------    ----------------
               Deductible differences:
                  Product liability                                        478,000             646,000
                  Accounts receivable                                      193,000             170,000
                  Accrued expenses                                         889,000             798,000
                  Goodwill                                                 245,000             161,000
                                                                   ---------------    ----------------
               Gross deferred tax assets                                 1,805,000           1,775,000
                                                                   ---------------    ----------------
               Net deferred income tax liability                   $     2,200,000    $      2,215,000
                                                                   ===============    ================



         The components which comprise gross deferred taxes are predominantly noncurrent; as such, the entire related net liability is classified as noncurrent.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


10.      EMPLOYEE PENSION AND PROFIT SHARING PLANS

         The Company and certain subsidiaries have qualified pension and profit sharing plans covering substantially all union employees. Contributions to the plans were calculated at an hourly rate as defined in the various union contracts. The Company also maintains a defined contribution pension plan qualified pursuant to Section 401(k) of the Internal Revenue Code for certain union employees and all eligible non-union employees. The Company makes matching contributions of specified percentages of participants' compensation. The cost of all of these plans was $673,480 in 1999, $494,133 in 1998, and $407,739 in
         1997.

         The Company has an employee stock bonus plan for full time, salaried and non-union employees. Company contributions are discretionary each year and are generally limited to 15% of participants' compensation. No contributions were made for the years ended September 30, 1999, 1998 and 1997.


11.      RELATED PARTY TRANSACTIONS

         Leases

         The Company leases an operating facility from siblings of the President of McClain Industries, Inc. on a month-to-month basis with annual rentals totaling $42,000 in each of the years ended September 30, 1999, 1998 and 1997.

         INSURANCE COSTS

         Raymond Elliott, a director of the Company, is also the owner of Hartland Insurance Group. That entity provided insurance at a cost of approximately $1,005,000, $1,100,000, and $1,093,000 to the Company
         during the years ended September 30, 1999, 1998 and 1997, respectively. That entity received fees and commissions in connection with these transactions of approximately $117,500, $116,000, and $117,000, respectively.

         Product Sales

         The Company had product sales of approximately $231,000, $590,000, and $560,000, during the years ended September 30, 1999, 1998 and 1997, respectively, to a business controlled by the President of McClain Industries, Inc.


12.      STOCK BASED COMPENSATION PLANS

         The Company maintains the 1999 and 1989 Retainer Stock Plans for Non-employee Directors and the McClain 1999 and 1989 Incentive Stock Plans.

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
         Retainer Stock Plans

         The Retainer Stock Plans as adopted call for reserving 233,333 shares of the Company's no par common stock and allows non-employee directors the option to receive payment of all or a portion of their directors fees in the form of shares of common stock at the fair market value of such shares on the date of issuance. For the years ended September 30, 1999, 1998 and 1997 the Company issued 4,505, 7,593, and 5,466 shares, respectively, of its common stock to such directors in exchange for services rendered.

         Incentive Stock Plan

         The Incentive Stock Plans as adopted call for reserving 2,333,333 shares of the Company's no par common stock for the granting of stock awards to officers and key management personnel. The awards consist of incentive stock option (ISO) or non-qualified options, stock appreciation rights (SARs) and restricted share rights, and may be granted at the following prices at the date of grant: incentive stock options must be equal to or greater than the fair market value of common stock; stock appreciation rights and restricted share rights may be issued at a price which may not be less than 50% of the price of the common stock. Shares which have been issued under these plans vest in annual installments from the date of grant, over a three year period, and expire within 5 years from the date of grant.

         The following table presents a summary of stock option activity for each of the years in the three year period ended September 30:

                                                     1 9 9 9                1 9 9 8                  1 9 9 7
                                             ---------------------   ---------------------  ----------------------
                                                          Exercise               Exercise                Exercise
                                               Shares     Price *     Shares     Price *      Shares     Price *
                                             -----------  --------   ----------  ---------  -----------  ---------
          Outstanding, beginning of year         199,476  $   6.30      191,391  $    5.71      227,896  $    5.01
          Granted                                130,000      5.42       74,000       5.08       15,000       5.75
          Exercised                                 -            -      (30,825)      3.25      (51,505)      2.51
          Forfeited/expired                      (59,811)     7.06      (35,090)      3.25          -          -
                                                 -------  --------      -------  ---------      -------  ---------
          Outstanding, end of year               269,665      5.71      199,476  $    6.30      191,391  $    5.71
                                                 -------  --------      -------  ---------      -------  ---------
          Exercisable, end of year                85,332  $   6.50      145,131  $    6.73      164,491  $    5.55
                                                 =======  ========      =======  =========      =======  =========


         OPTIONS AT SEPTEMBER 30, 1999

                                                          Options Outstanding                 Options Exercisable
                                                  ------------------------------------       ----------------------
                                                               Remaining
                                                              Contractual   Exercise                      Exercise
          Range of Exercise Prices                   Shares      Life *      Price *           Shares      Price *
          ----------------------------------       ---------    --------    ---------       ----------   ---------
            $5.00 to $6.00                           219,000    .5 years     $   5.33           34,667   $    5.27
            $7.00 to $8.00                            50,665   3.9 years         7.33           50,665        7.33
                                                     -------   ---------    ---------           ------   ---------
         Total                                       269,665   1.1 years    $    5.71           85,332   $    6.50
                                                     =======   =========    =========           ======   =========

         *Weighted average

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options issued pursuant to the 1999 and 1989 Incentive Stock Plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recorded in the accompanying consolidated statements of operations. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", using the Black-Schales option pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997: expected volatility of 71%, 66% and 65%, risk free interest rate of 5.5% and expected lives of 5 years. The proforma effect on results of operations would have been a decrease in net income by $223,000 and $121,000 for the years ended September 30, 1999 and 1998, respectively, and an increase in the net loss of $27,000 for fiscal 1997.


13.      COMMON STOCK REPURCHASES

         The Board of Directors has authorized the Company to repurchase from time to time on the open market up to 300,000 shares of the Company's common stock. During the year ended September 30, 1999, the Company repurchased 30,354 shares at prices ranging from $3.375 to $5.75. During the year ended September 30, 1998, the Company repurchased 96,179 shares at prices ranging from $3.25 to $5.25. During the year ended September 30, 1997, the Company repurchased 24,467 shares at prices ranging from $5.32 to $5.75 per share.


14.      SUPPLEMENTAL CASH FLOWS INFORMATION

         During the years ended September 30, 1999, 1998 and 1997, common stock valued at $25,123, $31,127, and $28,494, respectively, was issued to non-employee directors in exchange for services rendered.

         During the year ended September 30, 1997, common stock valued at $62,889 was issued in accordance with the EPCO purchase agreement.

         Cash paid for interest amounted to $3,855,735 for 1999, $3,356,571 for 1998, and $3,223,867 for 1997. Cash paid for federal income taxes amounted to $350,000 for 1999, $-0- for 1998, and $350,000 for 1997.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

15.      RESTRUCTURING AND IMPAIRMENT CHARGES

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


16.      SEGMENT INFORMATION

         During fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures About Segments of an Enterprise and Related Information". This statement requires financial information to be reported on the basis that management uses for evaluating segment performance and making operating decisions.

         The Company operates in three principal operating segments 1) Manufactured Equipment, 2) Truck Chassis Sales, and 3) Leasing Operations. The accounting policies of the reportable segments are the same as those described in Note 1. Management evaluates the performance of its operating segments separately to individually monitor the different factors affecting performance. The Company measures the performance of its operating segments based on net revenue and operating income. Income taxes are managed on a Company-wide basis. Segment performance is also evaluated based on profit or loss before income taxes.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Information regarding the Company's operating segments follows:


                                          Manufacturing           Truck            Leasing
                                            Operations            Group           Operations           Totals
                                        -----------------    ---------------    -------------    -----------------
          1999
          ----
             Net sales                       $105,024,800        $35,580,085      $         -        $ 140,604,885
             Lease revenues                             -                  -        3,597,594            3,597,594
             Operating income                   7,661,619            368,844          476,648            8,507,111
             Interest expense, net              2,283,630            988,496          710,199            3,982,325
             Income (loss) before
                income taxes                    6,247,914           (387,624)         476,648            6,336,938
             Identifiable assets               80,563,757         26,162,434       23,197,798          129,923,989
             Capital expenditures               2,768,433                  -                -            2,768,433
             Depreciation and
                amortization                    3,280,109                  -                -            3,280,109

          1998
          ----
             Net sales                       $ 95,143,347        $21,410,684      $         -        $ 116,554,031
             Lease revenues                             -                  -        2,588,787            2,588,787
             Operating income (loss)            6,677,317            743,721          (17,538)           7,403,500
             Interest expense, net              2,809,504                  -          571,628            3,381,132
             Income (loss) before
                income taxes                    4,087,709            743,721          (17,538)           4,813,892
             Identifiable assets               83,883,371          5,569,526       10,794,070          100,246,967
             Capital expenditures                 965,246                  -                -              965,246
             Depreciation and
                amortization                    3,395,115                  -                -            3,395,115

          1997
          ----
             Net sales                       $ 92,429,721        $ 2,825,920      $         -        $  95,255,641
             Lease revenues                             -                  -        2,604,060            2,604,060
             Operating income                    (141,182)            78,752          203,540              141,110
             Interest expense, net              2,877,614                  -          571,253            3,448,867
             Income (loss) before
                income taxes                   (2,141,594)           (52,654)         203,540           (1,990,708)
             Identifiable assets               75,610,014          2,311,737        9,263,816           87,185,567
             Capital expenditures               4,080,499                  -                -            4,080,499
             Depreciation
                amortization                    4,893,701                  -                -            4,893,701

Total net sales to foreign countries were not significant in 1999, 1998 and 1997. There were no capital assets located in foreign countries at September 30, 1999, 1998 or 1997. The net sales for the Truck Group include sales of products manufactured by the Company of $9,129,104, $4,551,877 and $600,786 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

         McClain E-Z Pack, Inc., as successor to Galion Holding Company (GHC), pursuant to an indemnification it provided to the seller in connection with GHC's July 1992 acquisition of the Galion operations, is currently defending a number of legal proceedings involving product liability claims arising out of products manufactured and sold prior to the acquisition. These claims are covered by insurance and many of these cases have been settled. In addition, the acquisition agreement called for the seller to share in the payment of certain costs related to the defense of these cases. On December 29, 1998, the Company reached a settlement agreement with the seller, the terms of which called for the Company to release the seller from its obligations related to product liability claims under the Galion acquisition agreement in exchange for a cash payment to the Company of $1,050,000.

         A liability to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at September 30, 1999. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

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

                    MCCLAIM INDUSTRIES, INC. AND SUSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
         Labor Union Matters

         Certain of the Company's hourly employees are represented by various labor unions pursuant to collective bargaining agreements which expire between June 2000 and November 2002.

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

         Sales Commitment

         In connection with the purchase of a manufacturing facility in 1996, the seller of the facility agreed to use reasonable commercial efforts to purchase annually from the Company, manufactured products in an amount that is not less than $25,000,000 in sales per year through December 31, 2001. In the event the $25,000,000 is reached, the Company has agreed to pay to the customer $1,200,000 during each year. In addition, a 5% sales discount will be paid on sales in excess of $25,000,000. If the customer purchases less than $25,000,000 annually, the $1,200,000 amount is to be reduced in accordance with the terms of the acquisition agreement. For the years ended September 30, 1999, 1998 and 1997 approximately $1,308,000, $1,327,000 and $400,000 has been recorded as sales discounts in connection with post-acquisition sales of $32,500,000, $33,642,000 and $12,896,000, respectively, made to the customer pursuant to the agreement. On November 29, 1999, the Company signed an amendment to this agreement that extended the contract through December 31, 2003.

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

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Health Insurance

         The Company is self-insured for certain health benefits up to $100,000 per occurrence per individual with an aggregate limitation of $1,600,000 annually. The Company is self-insured for State of Michigan workers' compensation up to $200,000 per occurrence with an aggregate limitation of $500,000 annually.


18.      FOURTH QUARTER ADJUSTMENTS

         During the quarter ended September 30, 1997, the Company recorded various adjustments of approximately $2,500,000 principally related to the valuation of inventories and lease accounting. The aggregate effect of such adjustments was to decrease net income for the fourth quarter of 1997 by approximately $1,650,000 ($0.35 per share).


                                    * * * * *

                                INDEX TO EXHIBITS

Exhibit No.         Description                                                                                 Location
-----------         -----------                                                                                 --------
     3.1           Articles of Incorporation of McClain Industries, Inc.                                          (7)
     3.2           Bylaws of McClain Industries, Inc.                                                             (1)
    10.1           McClain Industries, Inc. 1989 Incentive Stock Plan                                             (2)
    10.2           McClain Industries, Inc. 1989 Retainer Stock Plan for Non-Employee Directors                   (2)
    10.3           Agreement of Purchase and Sale dated July 20, 1992 by and between Peabody  International       (4)
                   Corporation, as Seller, and Galion Holding Company, as Buyer
    10.4           Manufacture  and License  Agreement  dated as of November 2,  1992,  between Galion Dump       (6)
                   Bodies, as Licensor, and the Company, as Licensee
    10.5           Loan  documents  dated as of March 1, 1993,  between  the Company and Galion Dump Bodies       (6)
                   and E-Z Pack
    10.6           Guaranty Fee Agreement dated as of March 2, 1993, between Galion Holding and the Company       (6)
    10.7           Purchase  Agreement,  dated  as of  March  30,  1993,  between  the  Company  and  Group       (7)
                   Properties III
    10.8           Purchase Agreement, dated as of March 30, 1993, between the Company and Group Properties       (7)
    10.9           Purchase  Agreement,  dated  as of  March  30,  1993,  between  the  Company  and  Group       (7)
                   Properties of Georgia
    10.10          Commercial  Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing       (8)
                   Statement Dated February 6, 1995, between Standard Federal Bank and the Company
    10.11          Commercial  Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing       (8)
                   Statement Dated February 6, 1995, between Standard Federal Bank and the Company
    10.12          Second  Amendment to Open-End  Commercial  Mortgage and  Assignment of Lease and Rentals       (8)
                   (Secures Future Advances) dated February 6, 1995,  between Standard Federal Bank and E-Z
                   Pack
    10.13          Second  Amendment to Open-End  Commercial  Mortgage and  Assignment of Lease and Rentals       (8)
                   (Secures Future  Advances)  dated February 6, 1995,  between  Standard  Federal Bank and
                   Galion Dump Bodies
    10.14          Fifth  Amendment to Open-End  Commercial  Mortgage and  Assignment  of Lease and Rentals       (8)
                   (Secures Future  Advances)  between  Standard  Federal Bank and Galion Dump Bodies dated
                   June 22, 1995.
    10.15          Third  Amended  and  Restated  Promissory  Note  (Line of Credit)  dated June 22,  1995,       (8)
                   between Standard Federal Bank, Galion Holding,  E-Z Pack, Galion Dump Bodies and McClain
                   Group Sales of Florida
    10.16          Security  Agreement dated June 22, 1995, between Standard Federal Bank and McClain Group       (8)
                   Sales of Florida
    10.17          Fifth  Amendment to Open-End  Commercial  Mortgage and  Assignment  of Lease and Rentals       (8)
                   (Secures Future  Advances) dated June 22, 1995,  between  Standard  Federal Bank and E-Z
                   Pack
    10.18          Loan Agreement dated July 17, 1996, between Standard Federal Bank and Leasing                  (9)

Exhibit No.         Description                                                                                 Location
-----------         -----------                                                                                 --------
    10.19           Promissory Note (Line of Credit) dated July 17, 1996,  between Standard Federal Bank and       (9)
                    Leasing
    10.20           Commercial  Mortgage,  Assignment of Leases and Rents,  Security Agreement and Financing       (9)
                    Statement dated August 29, 1996, between Standard Federal Bank and McClain-Alabama.
    10.21           Security   Agreement  dated  August  29,  1996,   between   Standard  Federal  Bank  and       (9)
                    McClain-Alabama
    10.22           Master Lease  Agreement  dated July 15, 1995  between  Fifth Third  Leasing  Company and       (9)
                    Leasing
    10.23           Master Lease Agreement dated May 17, 1996 between NBD Bank and Leasing                         (9)
    10.24           Term Note dated January 17, 1997 between  Trust  Company Bank of Middle  Georgia and the      (10)
                    Company
    10.25           Preliminary  Placement  Memorandum  dated  April 17, 1997 - The  Industrial  Development      (10)
                    Board  of the  City of  Demopolis  Industrial  Development  Revenue  Bonds  Series  1997
                    (McClain of Alabama, Inc. Project)
    10.26           Lease  Agreement  dated April 1, 1997 between the  Industrial  Development  Board of the      (10)
                    City of Demopolis and McClain of Alabama
    10.27           Trust Indenture  Agreement dated April 1, 1997 between the Industrial  Development Board      (10)
                    of the City of Demopolis and LaSalle National Bank
    10.28           Bond  Guaranty  Agreement  dated  April  1,  1997  between  LaSalle  National  Bank  and      (10)
                    McClain-Alabama
    10.29           Mortgage,  Assignment  of Leases and  Security  Agreement  dated  April 1, 1997 from the      (10)
                    Industrial  Development Board of the City of Demopolis and  McClain-Alabama  to Standard
                    Federal Bank
    10.30           Standard Federal Bank Irrevocable Letter of Credit dated April 23, 1997                       (10)
    10.31           Placement  Agency Agreement dated April 23, 1997 - The Industrial  Development  Board of      (10)
                    the City of  Demopolis  Industrial  Development  Revenue  Bond Series  1997  (McClain of
                    Alabama, Inc. Project)
    10.32           Remarketing  Agreement dated April 23, 1997 among LaSalle  National Bank, The Industrial      (10)
                    Development Board of the City of Demopolis and McClain of Alabama, Inc.
    10.33           Loan  Agreement  dated  April  16,  1998  between  Standard  Federal  Bank  and  McClain      (11)
                    Industries,  Inc., McClain of Alabama,  Inc., McClain of Georgia, Inc., McClain of Ohio,
                    Inc., McClain of Oklahoma,  Inc.,  McClain EPCO, Inc., Shelby Steel Processing  Company,
                    McClain Tube  Company,  Galion  Holding  Company,  McClain E-Z Pack,  Inc.,  Galion Dump
                    Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.
    10.34           Promissory Note (Line of Credit) dated April 16, 1998 between  Standard Federal Bank and      (11)
                    McClain Industries,  Inc., McClain of Alabama,  Inc., McClain of Georgia,  Inc., McClain
                    of Ohio, Inc.,  McClain of Oklahoma,  Inc.,  McClain EPCO, Inc., Shelby Steel Processing
                    Company,  McClain Tube Company,  Galion Holding Company,  McClain E-Z Pack, Inc., Galion
                    Dump Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.

Exhibit No.         Description                                                                                 Location
-----------         -----------                                                                                 --------
    10.35           Promissory  Note (Term  Loan) dated April 16, 1998  between  Standard  Federal  Bank and      (11)
                    McClain Industries,  Inc., McClain of Alabama,  Inc., McClain of Georgia,  Inc., McClain
                    of Ohio, Inc.,  McClain of Oklahoma,  Inc.,  McClain EPCO, Inc., Shelby Steel Processing
                    Company,  McClain Tube Company,  Galion Holding Company,  McClain E-Z Pack, Inc., Galion
                    Dump Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.
    10.36           Promissory  Note (Line of Credit  Converting  to Term Loan) dated April 16, 1998 between      (11)
                    Standard Federal Bank and McClain  Industries,  Inc., McClain of Alabama,  Inc., McClain
                    of Georgia, Inc., McClain of Ohio, Inc., McClain of Oklahoma,  Inc., McClain EPCO, Inc.,
                    Shelby Steel Processing Company,  McClain Tube Company, Galion Holding Company,  McClain
                    E-Z Pack, Inc., Galion Dump Bodies,  Inc.,  McClain Group Sales, Inc., and McClain Group
                    Sales of Florida, Inc.
    10.37           Second  Amendment  Agreement,  Loan  Agreement,  Promissory  Note (Line of Credit) dated      (11)
                    April 16, 1998 between Standard Federal Bank and McClain Group Leasing, Inc.
    10.38           McClain Industries, Inc. 1999 Incentive Stock Plan                                             52
    10.39           McClain Industries, Inc. 1999 Retainer Stock Plan for Non-Employee Directors                   67
    10.40           Amended and Restated Loan  Agreement  dated July 9, 1999 between  Standard  Federal Bank       73
                    and McClain Industries, Inc., McClain E-Z Pack, Inc.,
                    McClain Galion, Inc., Shelby Steel Processing Company,
                    McClain Tube Company, McClain International FSC, and McClain
                    Southland Co.
    10.41           Promissory  Note (Line of Credit) dated July 9, 1999 between  Standard  Federal Bank and       109
                    McClain  Industries,  Inc., McClain E-Z Pack, Inc.,  McClain Galion,  Inc., Shelby Steel
                    Processing  Company,  McClain  Tube  Company,  McClain  International  FSC,  and McClain
                    Southland Co.
    10.42           Promissory  Note  (Term  Loan)  dated July 9, 1999  between  Standard  Federal  Bank and       114
                    McClain  Industries,  Inc., McClain E-Z Pack, Inc.,  McClain Galion,  Inc., Shelby Steel
                    Processing  Company,  McClain  Tube  Company,  McClain  International  FSC,  and McClain
                    Southland Co.
    10.43           Promissory  Note (Line of Credit  Converting  to Term Loan)  dated July 9, 1999  between       120
                    Standard Federal Bank and McClain  Industries,  Inc.,  McClain E-Z Pack,  Inc.,  McClain
                    Galion,   Inc.,  Shelby  Steel  Processing  Company,   McClain  Tube  Company,   McClain
                    International FSC, and McClain Southland Co.
    10.44           Third Amendment Agreement,  Loan Agreement,  Promissory Note (Line of Credit) dated July       126
                    9, 1999 between Standard Federal Bank and McClain Group Leasing, Inc.
     22             List of Subsidiaries                                                                           (9)
     27             Financial Data Schedule                                                                        130



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

(6)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/93
(7)               Incorporated by reference to the Company's Registration Statement on Form S-2
                  (33-84562)
(8)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/95
(9)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/96
(10)              Incorporated by reference to the Company's Form 10;K f/y/e 9/30/97
(11)              Incorporated by reference to the Company's Form 10;K f/y/e 9/30/98