Form 10-Q
period 1999-12-31
MCCLAIN INDUSTRIES INC
filed 2000-02-15
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1999

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
          (Address of principal executive offices and telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 4, 2000.

Common Stock, No Par Value                             4,637,217
--------------------------                          ----------------
         Class                                      Number of Shares



                                    1 of 13

          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                      ASSETS                             DECEMBER 31,     SEPTEMBER 30,
                                                                             1999             1999
                                                                          (UNAUDITED)
                                                                         ------------     ------------
CURRENT ASSETS
     Cash and cash equivalents                                           $  1,854,084      $  1,908,397
     Accounts receivable, (Net)                                            15,859,134        20,140,166
     Inventories                                                           65,019,607        63,281,785
     Net investment in sales-type leases, current portion                   7,100,000         5,900,000
     Prepaid expenses                                                         959,167           237,129
                                                                         ------------      ------------

TOTAL CURRENT ASSETS                                                       90,791,992        91,467,477
                                                                         ------------      ------------

Property, plant and equipment, net                                         22,997,913        23,236,170
                                                                         ------------      ------------

Net investment in sales-type leases, net of
     current portion                                                       13,811,651        12,871,973
                                                                         ------------      ------------

Other assets                                                                2,570,069         2,348,369
                                                                         ------------      ------------

Total other assets                                                        130,171,625       129,923,989
                                                                         ============      ============

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
     Accounts payable                                                    $ 23,977,457      $ 21,775,139
     Current portion of long-term debt                                      4,450,000         4,450,000
     Accrued expenses                                                       4,541,618         4,682,156
     Federal and state income taxes                                            43,745         1,870,217
                                                                         ------------      ------------

TOTAL CURRENT LIABILITIES                                                  33,012,820        32,777,512

Long-term debt, net of current portion                                     62,578,021        62,648,684

Product liability                                                           1,136,932         1,406,828

Deferred income taxes                                                       2,200,000         2,200,000
                                                                         ------------      ------------

TOTAL LIABILITIES                                                          98,927,773        99,033,024
                                                                         ------------      ------------

STOCKHOLDERS' INVESTMENT                                                   31,243,852        30,890,965
                                                                         ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                           $130,171,625      $129,923,989
                                                                         ============      ============


See notes to condensed consolidated financial statements

                                    2 of 13

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                THREE MONTHS ENDED
                                                    DECEMBER 31,
                                         -------------------------------
                                             1999               1998
                                         ------------       ------------
Net sales                                $ 29,592,618       $ 27,156,906

Cost of sales                              24,005,434         22,314,809
                                         ------------       ------------

GROSS PROFIT                                5,587,184          4,842,097

Selling, general and administrative
     expenses                               3,929,930          3,446,543
                                         ------------       ------------

INCOME FROM OPERATIONS                      1,657,254          1,395,554
                                         ------------       ------------

OTHER INCOME (EXPENSE)
     Interest expense                      (1,258,254)          (863,076)
     Interest income                          468,333            363,939
     Other, net                              (142,063)           (45,631)
                                         ------------       ------------

OTHER EXPENSE - NET                          (931,984)          (544,768)
                                         ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES             725,270            850,786

Income taxes (benefit)                        247,000            289,000
                                         ------------       ------------

NET INCOME (LOSS)                        $    478,270       $    561,786
                                         ============       ============

Net income (loss) per share:
     Basic                               $       0.10       $       0.12
                                         ============       ============
     Assuming dilution                   $       0.10       $       0.12
                                         ============       ============




See notes to condensed consolidated financial statements

                                     3 of 13

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                              THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                        -----------------------------
                                                                                            1999              1998
                                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $   478,270       $   561,486
     Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                                                        843,953           800,753
       Common stock issued to directors for services                                          7,493                 0
       Net changes in operating assets and liabilities which provided (used)
       cash:
         Current assets excluding cash & cash equivalents                                   621,172         1,746,712
         Other assets                                                                    (1,295,088)         (306,331)
         Accounts payable                                                                 2,202,318        (2,557,315)
         Accrued expenses                                                                  (140,538)          243,404
         Federal and state income taxes                                                  (1,826,472)         (513,994)
                                                                                        -----------       -----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                            891,108           (25,285)
                                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                                      (471,987)         (324,870)
     Payments (made on) received from liabilities assumed upon the
     Galion acquisition                                                                    (269,896)          721,409
                                                                                        -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                                      (741,883)          396,539
                                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal reduction of long term debt                                                  (70,663)       (1,570,778)
     Sale of common stock under stock option plan                                                 0                 0
     Repurchase of common stock                                                            (132,875)                0
                                                                                        -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  (203,538)       (1,570,778)
                                                                                        -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (54,313)       (1,199,524)
                                                                                        -----------       -----------

Cash and cash equivalents, beginning of year                                              1,908,397         1,924,006
                                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $ 1,854,084       $   724,482
                                                                                        ===========       ===========


See notes to condensed consolidated financial statements

                                     4 of 13

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.       Inventories

         Inventories at December 31, 1999 and September 30, 1999 are summarized as follows:



                                             (Unaudited)
                                            December 31, 1999    September 30, 1999
                                            -----------------    ------------------
         Materials and Supplies             $  21,660,285             $  19,416,535
         Work in Process                        6,016,746                 5,555,977
         Finished Goods                        12,434,607                11,120,913
         Chassis                               24,907,969                27,188,360
                                            -------------             -------------
                                            $  65,019,607             $  63,281,785
                                            -------------             -------------

3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective September 30, 1998. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At December 31, 1999 and 1998 options to purchase 258,337 and 264,464 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                     5 of 13

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999


4.       Depreciation

         For the three months ended December 31, 1999 and 1998, depreciation charges were $710,242 and $686,411, respectively. Accumulated depreciation totaled $21,823,184 and $21,046,447 at December 31, 1999 and September 30, 1999, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at December 31, 1999. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

                                     6 of 13

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999


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


                                     7 of 13

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999


6.       Year 2000 Compliance

         The Company did not experience any significant disruptions in its operations that were related to the Year 2000 issue.


7.       Segment Information

         During fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures About Segments of an Enterprise and Related Information. This statement requires financial information to be reported on the basis that management uses for evaluating segment performance and making operating decisions.

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

















                                     8 of 13

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 1999

Information regarding the Company's operating segments follows:



                                                  Manufacturing              Truck           Leasing
                                                   Operations                Group          Operations             Totals
                                                   -----------            -----------      -------------         -----------
           1999
           ----
              Net sales                            $22,848,062           $6,744,556                  $0          $29,592,618
              Lease revenues                                 0                    0           1,188,257            1,188,257
              Operating income (loss)                1,360,155               60,415             236,684            1,657,254
              Interest expense, net                    615,737              414,063             228,454            1,258,254
              Income (loss) before
                  income taxes                         851,234             (362,648)            236,684              725,270
              Identifiable assets                   82,595,945           25,310,013          22,265,667          130,171,625
              Capital expenditures                     471,987                    0                   0              471,987
              Depreciation and
                  amortization                         843,953                    0                   0              843,953

           1998
           ----
              Net sales                            $19,922,446           $7,234,460                  $0          $27,156,906
              Lease revenues                                 0                    0             764,649              764,649
              Operating income (loss)                  895,902              307,183             192,469            1,395,554
              Interest expense, net                    709,788                    0             153,288              863,076
              Income (loss) before
                  income taxes                         351,134              307,183             192,469              850,786
              Identifiable assets                   79,750,713            6,670,251          10,710,215           97,131,179
              Capital expenditures                     324,870                    0                   0              324,870
              Depreciation and
                  amortization                         800,753                    0                   0              800,753




















                                    9 of 13

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

         Selected financial data for the Company for the periods indicated:



                                                               (Unaudited)
                                                            Three Months Ended
                                                                December 31,
                                                       1999                   1998
                                                    -------------       ------------------
Net Sales                                            $29,592,618           $27,156,906

Net Income                                               478,270               561,786

Net Earnings Per Common
 Share (Basic and Diluted)                           $       .10           $       .12



                                                    (Unaudited)
                                                        As of                      As of
                                                     December 31,               September 30,
                                                        1999                        1999
                                                    -------------              --------------
  Working Capital                                    $57,779,172               $ 58,689,965

  Total Assets                                       130,171,625                129,923,989

  Long-Term Debt                                      62,578,021                 62,648,684

  Stockholder's Investment                            31,243,852                 30,890,966

  Common Shares Outstanding
  (Basic and Diluted)                                  4,637,585                  4,673,027

  Current Ratio                                           2.75:1                     2:79:1
  Long-Term Debt to Equity
  Stockholders' Investment                                2.03:1                     2.03:1

                                    10 of 13

                            MCCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                                     (Unaudited)
                                                                 Three Months Ended
                                                                     December 31,
                                                               1999              1998
                                                              -------------------------

Net Sales                                                     100.00%           100.00%
Cost of Sales                                                  81.12             82.17
                                                              -------------------------

Gross Profit                                                   18.88             17.83

Selling, General &
Administrative Expenses                                        13.28             12.69
                                                              ------------------------

Operating Income                                                5.60              5.14

Other Expenses                                                 (3.15)            (2.01)
                                                              ------------------------

Income before Income Taxes                                      2.45              3.13

Provision for Income Taxes                                     (0.83)            (1.06)
                                                              -------------------------

Net Income                                                      1.62%             2.07%
                                                              =========================















                                    11 of 13

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


         Net sales increased 9.0% to $29.6 million for the quarter ended December 31, 1999 (Quarter 1999) from $27.2 million for the quarter ended December 31, 1998 (Quarter 1998). The increase was due primarily to strong sales of the various refuse equipment products manufactured by the Company's McClain E-Z Pack subsidiary, which were offset by a slight reduction in the sales of McClain Truck Group. Sales for McClain E-Z Pack increased 15.5% or $2.4 million for the Quarter 1999 over the Quarter 1998. While McClain Truck sales decreased 7.3% or $0.5 million during the Quarter 1999 compared to the Quarter 1998. Sales of the Company's other product lines were flat for the Quarter 1999 compared to the Quarter 1998. The sales of the McClain Truck division accounted for 22.8% of the Company's sales for the Quarter 1999 compared to 26.7% of the Company's sales for the Quarter 1998.

         Cost of goods sold decreased to 81.12% for the Quarter 1999 from 82.17% for the Quarter 1998. The gross profit margin on manufactured products increased to 22.9% for the Quarter 1999 compared to 22.8% for the Quarter 1998. The gross profit margin for McClain Truck increased to 5.4% for the Quarter 1999 from 4.9% for the Quarter 1998.

         Selling, General & Administrative Expenses increased slightly to 13.28% of net sales for the Quarter 1999 from 12.6% of net sales for the Quarter 1998.

         The Company had working capital of $57.9 million at December 31, 1999 compared to $58.7 million at September 30, 1999. The ratio of current assets to current liabilities was 2.75:1 at December 31, 1999 and 2.79:1 at September 30, 1999. The Company's cash and cash equivalents totaled $1.9 million at December 31, 1999. Cash flows provided by operations were $0.9 million for the three months ended December 31, 1999.















                                    12 of 13

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                      McCLAIN INDUSTRIES, INC.

Date:     February 4, 2000            By:        Kenneth D. McClain
          ---------------------------       ---------------------------
                                      Kenneth D. McClain, President

Date:     February 4, 2000            By:        Mark S. Mikelait
          ---------------------------       ---------------------------
                                      Mark S. Mikelait, Treasurer

















                                    13 of 13

                                      Exhibit Index
                                      -------------

Exhibit No.                         Description
-----------                         -----------
     27                             Financial Data Schedule
