Form 10-Q
period 2000-03-31
MCCLAIN INDUSTRIES INC
filed 2000-05-15
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2000.

Common Stock, No Par Value                                         4,586,084
-----------------------------------------------------------------------------
         Class                                              Number of Shares

                                     1 of 15

           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                          MARCH 31      SEPTEMBER 30,
                                                                                        2000            1999
                                                                                    (UNAUDITED)
                                                                                    -----------     ------------
CURRENT ASSETS
     Cash and cash equivalents                                                       $2,575,673       $1,908,397
     Accounts receivable, (Net)                                                      16,920,847       20,140,166
     Inventories                                                                     63,563,786       63,281,785
     Net investment in sales-type leases, current portion                             7,200,000        5,900,000
     Prepaid expenses                                                                   582,011          237,129
                                                                                   ------------     ------------

TOTAL CURRENT ASSETS                                                                 90,842,317       91,467,477
                                                                                   ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   22,738,272       23,236,170
                                                                                   ------------     ------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
     CURRENT PORTION                                                                 13,950,972       12,871,973
                                                                                   ------------     ------------

OTHER ASSETS                                                                          2,493,747        2,348,369
                                                                                   ------------     ------------

TOTAL OTHER ASSETS                                                                  130,025,308      129,923,989
                                                                                   ============     ============

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
     Accounts payable                                                               $19,895,347      $21,775,139
     Current portion of long-term debt                                                4,500,000        4,450,000
     Accrued expenses                                                                 5,801,332        4,682,156
     Federal and state income taxes                                                     471,840        1,870,217
                                                                                   ------------     ------------

TOTAL CURRENT LIABILITIES                                                            30,668,519       32,777,512

Long-term debt, net of current portion                                               64,192,907       62,648,684

Product liability                                                                     1,089,079        1,406,828

Deferred income taxes                                                                 2,200,000        2,200,000
                                                                                   ------------     ------------

TOTAL LIABILITIES                                                                    98,150,505       99,033,024
                                                                                   ------------     ------------

STOCKHOLDERS' INVESTMENT                                                             31,874,803       30,890,965
                                                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                     $130,025,308     $129,923,989
                                                                                   ============     ============

See notes to condensed consolidated financial statements


                                     2 of 15

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           MARCH 31,                           MARCH 31,
                                                   -------------------------          -------------------------
                                                       2000         1999                  2000         1999
                                                   -----------   -----------          -----------   -----------
Net sales                                          $38,334,080   $31,856,781          $67,926,698   $59,013,687

Cost of sales                                       31,809,115    26,080,107           55,814,549    48,394,916
                                                   -----------   -----------          -----------   -----------

GROSS PROFIT                                         6,524,965     5,776,674           12,112,149    10,618,771

Selling, general and administrative
     expenses                                        4,251,512     3,891,727            8,181,442     7,338,270
                                                   -----------   -----------          -----------   -----------

INCOME FROM OPERATIONS                               2,273,453     1,884,947            3,930,707     3,280,501
                                                   -----------   -----------          -----------   -----------

OTHER INCOME (EXPENSE)
     Interest expense                               (1,435,795)     (771,449)          (2,694,049)   (1,634,525)
     Interest income                                   526,588       395,792              994,921       759,731
     Other, net                                       (153,632)      (56,635)            (295,695)     (102,266)
                                                   -----------   -----------          -----------   -----------

OTHER EXPENSE - NET                                 (1,062,839      (432,292           (1,994,823      (977,060)
                                                   -----------   -----------          -----------   -----------

INCOME  BEFORE INCOME TAXES                          1,210,614     1,452,655            1,935,884     2,303,441

Income taxes                                           411,000       494,000              658,000       783,000
                                                   -----------   -----------          -----------   -----------

NET INCOME                                            $799,614      $958,655           $1,277,884    $1,520,441
                                                   ===========   ===========          ===========   ===========

Net income  per share:
     Basic                                               $0.17         $0.20                $0.28         $0.32
                                                   ===========   ============         ===========   ============
     Assuming dilution                                   $0.17         $0.20                $0.28         $0.32
                                                   ===========   ============         ===========   ============


            See notes to condensed consolidated financial statements

                                     3 of 15

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                              SIX MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                    ---------------------------------
                                                                                       2000                   1999
                                                                                    ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $1,277,884             $1,503,137
     Adjustments to reconcile net income to
     net cash (used) provided by operating activities
         Depreciation and amortization                                               1,691,535              1,656,548
         Common stock issued to directors for services                                  16,484                 10,114
         Net changes in operating assets and liabilities which
           provided (used) cash:
             Current assets excluding cash & cash equivalents                        1,292,436             (8,038,942)
             Other assets                                                           (1,491,697)              (915,820)
             Accounts payable                                                       (1,879,792)             2,400,263
             Accrued expenses                                                        1,119,176                492,725
             Federal and state income taxes                                         (1,398,377)               (37,113)
                                                                                    ----------             ----------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                       627,649             (2,929,088)
                                                                                    ----------             ----------

                                                                                    ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                                 (926,217)            (2,131,787)
     Payments (made on) received from liabilities assumed upon the
       Galion acquisition                                                             (317,749)               286,766
                                                                                    ----------             ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (1,243,966)            (1,845,021)
                                                                                    ----------             ----------

                                                                                    ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal increase of long term debt                                            1,594,223              4,722,872
     Repurchase of common stock                                                       (310,630)               (76,378)

                                                                                    ----------             ----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                     1,283,593              4,646,494
                                                                                    ----------             ----------

                                                                                    ----------             ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   667,276               (127,615)
                                                                                    ----------             ----------

Cash and cash equivalents, beginning of period                                       1,908,397              1,924,006

                                                                                    ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $2,575,673             $1,796,391
                                                                                    ==========             ==========



            See notes to condensed consolidated financial statements

                                     4 of 15

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2000

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.       Inventories

         Inventories at March 31, 2000 and September 30, 1999 are summarized as follows:

                                             (Unaudited)
                                            March 31, 2000            September 30, 1999
                                            ------------                   ------------
         Materials and Supplies             $ 21,960,385                   $ 19,416,535
         Work in Process                       6,100,106                      5,555,977
         Finished Goods                       12,606,888                     11,120,913
         Chassis                              22,896,407                     27,188,360
                                            ------------                   ------------
                                            $ 63,563,786                   $ 63,281,785
                                            ============                   ============



3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the periods, including a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents for the periods ended March 31, 2000 and 1999 options to purchase 134,684 and 259,464 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.


                                     5 of 15

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2000


4.       Depreciation

         For the six months ended March 31, 2000 and 1999, depreciation charges were $1,424,115 and $1,419,471, respectively. Accumulated depreciation totaled $22,333,555 and $21,046,447 at March 31, 2000 and September 30,
         1999, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at March 31, 2000. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

                                     6 of 15

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2000


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


                                     7 of 15

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2000


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





















                                     8 of 15

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2000

Information regarding the Company's operating segments follows for the three months ended March 31, 2000 and 1999 follows:

                                        Manufacturing            Truck              Leasing
                                          Operations             Group             Operations             Totals
                                        -------------          -----------         -----------          -----------
  2000
     Net sales                            $28,065,838          $10,268,242                  $0          $38,334,080
     Lease revenues                                $0                    0           1,450,250            1,450,250
     Operating income (loss)               $2,231,545             (118,822)            160,730            2,273,453
     Interest expense, net                   $708,475              472,328             254,992            1,435,795
     Income (loss) before
         income taxes                      $1,643,475             (600,150)            167,289            1,210,614
     Identifiable assets                  $84,452,910           23,150,563          22,421,835          130,025,308
     Capital expenditures                    $454,230                    0                   0              454,230
     Depreciation and
         amortization                        $847,582                    0                   0              847,582

  1999
     Net sales                            $25,445,169           $6,411,612                  $0          $31,856,781
     Lease revenues                                $0                    0             947,438              947,438
     Operating income                      $1,476,680              283,331             124,936            1,884,947
     Interest expense, net                   $377,626              238,144             155,679              771,449
     Income  before
         income taxes                      $1,187,015              109,984             155,656            1,452,655
     Identifiable assets                  $81,428,817           16,290,401          11,830,135          109,549,353
     Capital expenditures                  $1,807,008                    0                   0            1,807,008
     Depreciation and
         amortization                        $855,795                    0                   0              855,795








                                                          9 of 15

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2000

Information regarding the Company's operating segments follows for the six months ended March 31, 2000 and 1999 follows:

                                         Manufacturing            Truck              Leasing
                                          Operations              Group             Operations            Totals
                                         -------------         -------------       ------------         ------------
  2000
     Net sales                            $50,913,900          $17,012,798                  $0          $67,926,698
     Lease revenues                                $0                    0           2,638,507            2,638,507
     Operating income (loss)               $3,591,700              (58,407)            397,414            3,930,707
     Interest expense, net                 $1,324,212              886,391             483,446            2,694,049
     Income (loss) before
         income taxes                      $2,494,709             (962,798)            403,973            1,935,884
     Identifiable assets                  $84,452,910           23,150,563          22,421,835          130,025,308
     Capital expenditures                    $926,217                    0                   0              926,217
     Depreciation and
         amortization                      $1,691,535                    0                   0            1,691,535

  1999
     Net sales                            $45,367,615          $13,646,072                  $0          $59,013,687
     Lease revenues                                $0                    0           1,712,087            1,712,087
     Operating income (loss)               $2,372,582              590,514             317,405            3,280,501
     Interest expense, net                 $1,087,414              238,144             308,967            1,634,525
     Income (loss) before
         income taxes                      $1,538,149              417,167             348,125            2,303,441
     Identifiable assets                  $81,428,817           16,290,401          11,830,135          109,549,353
     Capital expenditures                  $2,131,787                    0                   0            2,131,787
     Depreciation and
         amortization                      $1,656,548                    0                   0            1,656,548






                                                          10 of 15

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

         Selected financial data for the Company for the periods indicated:

                                                        (Unaudited)             (Unaudited)
                                                    Three Months Ended         Six Months Ended
                                                         March 30,                 March 31,
                                                    2000          1999         2000         1999
                                                    ----          ----         ----         ----
Net Sales                                        $38,334,080   $31,856,781   $67,926,698   $59,013,687

Net Income                                           799,614       958,655     1,277,884     1,520,441

Net Earnings Per Common
   Share (Basic and Diluted)                     $       .17           .20   $       .28   $       .32

                                            (Unaudited)
                                               As of                     As of
                                              March 31,             September 30,
                                                2000                    1999
                                            ------------            ------------
Working Capital                             $ 60,173,798            $ 58,689,965

Total Assets                                 130,025,308             129,923,989

Long-Term Debt                                64,192,907              62,648,684

Stockholder's Investment                      31,874,803              30,890,965

Common shares outstanding
  (Basic and Diluted)                          4,600,268               4,684,439

Current Ratio                                     2.96:1                  2:79:1
Long-Term Debt to Equity
Stockholders' Investment                          2.01:1                  2.03:1


                                    11 of 15

                            MCCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                   (Unaudited)         (Unaudited)
                                Three Months Ended  Six Months Ended
                                     March 31,          March 31,
                                 2000      1999      2000     1999
                                -------------------------------------
Net Sales                       100.00%   100.00%   100.00%   100.00%
Cost of Sales                    82.98     81.94     82.17     82.05
                                ------    ------    ------    ------

Gross Profit                     17.02     18.06     17.83     17.95

Selling, General &
Administrative Expenses          11.09     12.22     12.04     12.44
                                ------    ------    ------    ------

Operating Income                  5.93      5.84      5.79      5.51

Other Expenses                  ( 2.77)   ( 1.36)   ( 2.94)   ( 1.66)
                                ------    ------    ------    ------

Income before Income Taxes        3.16      4.48      2.85      3.85

Income Taxes                    ( 1.07)   ( 1.53)   ( 0.97)   ( 1.31)
                                ------    ------    ------    ------

Net Income                        2.09%     2.95%     1.88%     2.54%
                                ------    ------    ------    ------



                                    12 of 15

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Net sales increased 20.3% to $38.3 million for the quarter ended March 31, 2000 (Quarter 2000) from $31.9 million for the quarter ended March 31, 1999 (Quarter 1999). The increase was due primarily to strong sales by the Company's McClain Commodities and McClain Truck divisions. Sales for McClain Commodities increased 35.9% or $3.5 million for the Quarter 2000 over the Quarter 1999, while McClain Truck sales increased 63.0% or $3.4 million during the Quarter 2000 compared to the Quarter 1999. Sales of the Company's other product lines were flat for the Quarter 2000 compared to the Quarter 1999. The sales of the McClain Truck division accounted for 22.9% of the Company's sales for the Quarter 2000 compared to 16.9% of the Company's sales for the Quarter 1999.

         Cost of goods sold increased to 83.0% for the Quarter 2000 from 81.9% for the Quarter 1999. The gross profit margin on manufactured products decreased to 22.0% for the Quarter 2000 compared to 21.5% for the Quarter 1999. The gross profit margin for the McClain Truck division decreased to 3.7% for the Quarter 2000 from 6.1% for the Quarter 1999 due to tighter margins on the dump truck chassis sold by the Company that result from continued softness in the dump truck market.

         Selling, General & Administrative Expenses increased slightly to 11.09% of net sales for the Quarter 2000 from 12.22% of net sales for the Quarter 1999 due primarily to increased sales.

         Net Income for the quarter decreased to 2.09% of sales for the quarter 2000 from 2.95% for the quarter 1999. This decrease was due primarily to the additional interest costs of carrying the increased debt necessary to fund the Company's expanded truck inventory. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

         Net sales increased 15.1% to $67.9 million for the six months ended March 31, 2000 (six months 2000) from $59.0 million for the six months ended March 31, 1999 (six months 1999). The increase was due primarily to strong sales by the Company's McClain Commodities and McClain Truck divisions. Sales for McClain Commodities increased 23.8% or $4.5 million for the six months 2000 over the six months 1999, while McClain Truck sales increased 21.3% or $2.5 million during the six months 2000 compared to the six months 1999. Sales of the Company's other product lines were flat for the six months 2000 compared to the six months 1999. The sales of the McClain truck division accounted for 20.7% of the Company's sales for the six months 2000 compared to 19.7% of the Company's sales for the six months 1999.

         Cost of goods sold increased to 82.2% for the six months ended March 2000 from 82.0% for the six months ended March 1999 due primarily to the higher percentage of truck sales discussed previously. The gross profit margin on manufactured products increased to 22.4% for

                                    13 of 15
the six months 2000 compared to 22.0% for the six months 1999. This increase is the result of increased production, providing overhead reductions at certain of the Company's manufacturing facilities. The gross profit margin for the McClain Truck division decreased to 4.2% for the six months 2000 from 6.3% for the six months 1999 due to tighter margins on the dump truck chassis sold by the Company that result from continued softness in the dump truck market.

         Selling, General & Administrative Expenses decreased to 12.04% of net sales for the six months 2000 from 12.44% of net sales for the six months 1999 as a result of the increased sales volume.

         Net Income for the quarter decreased to 1.88% of sales for the six months 2000 from 2.54% for the six months 1999. This decrease was due primarily to the additional interest costs of carrying the increased debt necessary to fund the Company's expanded truck inventory. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

         The Company had working capital of $60.2 million at March 31, 2000 compared to $58.7 million at September 30, 1999. The ratio of current assets to current liabilities was 2.96:1 at March 31, 2000 and 2.79:1 at September 30, 1999. The Company's cash and cash equivalents totaled $2.6 million at March 31, 2000. Cash flows provided by operations were $.6 million for the six months ended March 31, 2000.










                                    14 of 15

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        McCLAIN INDUSTRIES, INC.

Date:       May 5, 2000                 By:        Kenneth D. McClain
            ----------------------------      -------------------------------
                                              Kenneth D. McClain, President

Date:       May 5, 2000                 By:        Mark S. Mikelait
            ----------------------------      ----------------------------------
                                              Mark S. Mikelait, Treasurer








                                    15 of 15

]

                                 Exhibit Index
                                 -------------

Exhibit No.           Description
-----------           -----------
   27                 Financial Data Schedule