Form 10-Q
period 2000-06-30
MCCLAIN INDUSTRIES INC
filed 2000-08-07
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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
                                              ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2000.

Common Stock, No Par Value                                           4,576,216
--------------------------------------------------------------------------------
           Class                                              Number of Shares



                                     1 of 15

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  ASSETS                                                        JUNE 30                SEPTEMBER 30,
                                                                                 2000                     1999
                                                                             (UNAUDITED)
                                                                       -------------------------  -----------------------
CURRENT ASSETS
     Cash and cash equivalents                                                       $1,569,030               $1,908,397
     Accounts receivable, (Net)                                                      17,890,146               20,140,166
     Inventories                                                                     54,511,958               63,281,785
     Net investment in sales-type leases, current portion                             7,750,000                5,900,000
     Prepaid expenses                                                                   693,911                  237,129
                                                                       -------------------------  -----------------------

TOTAL CURRENT ASSETS                                                                 82,415,045               91,467,477
                                                                       -------------------------  -----------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   23,198,071               23,236,170
                                                                       -------------------------  -----------------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
     CURRENT PORTION                                                                 15,037,164               12,871,973
                                                                       -------------------------  -----------------------

OTHER ASSETS                                                                          2,229,590                2,348,369
                                                                       -------------------------  -----------------------

TOTAL  ASSETS                                                                       122,879,870              129,923,989
                                                                       =========================  =======================

         LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
     Accounts payable                                                               $10,397,119              $21,775,139
     Current portion of long-term debt                                                4,500,000                4,450,000
     Accrued expenses                                                                 4,386,855                4,682,156
     Federal and state income taxes                                                     690,059                1,870,217
                                                                       -------------------------  -----------------------

TOTAL CURRENT LIABILITIES                                                            19,974,033               32,777,512

Long-term debt, net of current portion                                               67,413,960               62,648,684

Product liability                                                                     1,282,093                1,406,828

Deferred income taxes                                                                 2,200,000                2,200,000
                                                                       -------------------------  -----------------------

TOTAL LIABILITIES                                                                -   90,870,086               99,033,024
                                                                       -------------------------  -----------------------

STOCKHOLDERS' INVESTMENT                                                             32,027,784               30,890,965
                                                                       -------------------------  -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                     $122,879,870             $129,923,989
                                                                       =========================  =======================

See notes to condensed consolidated financial statements

                                     2 of 15

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                   THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                        JUNE 30,                                    JUNE 30,
                                        ------------------------------------------       ---------------------------------------
                                              2000                 1999                        2000                 1999
                                        ------------------   ------------------          ------------------   ------------------
Net sales                               $      40,634,125    $      42,932,485           $     108,560,823    $     101,946,172

Cost of sales                                  33,826,791           35,247,417                  89,641,340           83,666,479
                                        ------------------   ------------------          ------------------   ------------------

GROSS PROFIT                                    6,807,334            7,685,068                  18,919,483           18,279,693

Selling, general and administrative
     expenses                                   5,033,101            4,683,884                  13,214,543           12,023,313
                                        ------------------   ------------------          ------------------   ------------------

INCOME FROM OPERATIONS                          1,774,233            3,001,184                   5,704,940            6,256,380
                                        ------------------   ------------------          ------------------   ------------------

OTHER INCOME (EXPENSE)
     Interest expense                          (1,701,772)          (1,019,744)                 (4,395,821)          (2,654,269)
     Interest income                              591,799              381,596                   1,586,720            1,141,328
     Other, net                                  (136,427)               2,303                    (432,122)             (99,963)
                                        ------------------   ------------------          ------------------   ------------------

OTHER EXPENSE - NET                            (1,246,400)            (635,845)                 (3,241,223)          (1,612,904)
                                        ------------------   ------------------          ------------------   ------------------

INCOME BEFORE INCOME TAXES                        527,833            2,365,339                   2,463,717            4,643,476

Income taxes                                      180,000              804,000                     838,000            1,579,000
                                        ------------------   ------------------          ------------------   ------------------

NET INCOME                              $         347,833    $       1,561,339                  $1,625,717           $3,064,476
                                        ==================   ==================          ==================   ==================

Net income per share:
     Basic                              $            0.08    $            0.33           $            0.36    $            0.65
                                        ==================   ==================          ==================   ==================
     Assuming dilution                  $            0.08    $            0.33           $            0.36    $            0.65
                                        ==================   ==================          ==================   ==================

            See notes to condensed consolidated financial statements

                                    3 of 15

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENDSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                        NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                        ---------------------------------------------------
                                                                                  2000                      1999
                                                                        -------------------------  -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $1,625,717               $3,064,476
     Adjustments to reconcile net income to
     net cash (used) provided by operating activities
         Depreciation and amortization                                                 2,542,088                2,451,924
         Common stock issued to directors for services                                    23,977                   10,114
         Net changes in operating assets and liabilities
         which provided (used) cash:
           Current assets excluding cash & cash equivalents                            8,713,065              (17,761,479)
           Other assets                                                               (2,447,543)              (1,776,788)
           Accounts payable                                                          (11,378,020)              10,810,606
           Accrued expenses                                                             (313,300)                 993,298
           Federal and state income taxes                                             (1,180,158)                 924,145
                                                                        -------------------------  -----------------------
NET CASH (USED IN) OPERATING ACTIVITIES                                               (2,414,174)              (1,283,704)
                                                                        -------------------------  -----------------------

                                                                        -------------------------  -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                                 (2,102,859)              (3,293,071)
     Payments (made on) received from liabilities assumed upon the
     Galion acquisition                                                                 (124,735)                (282,567)
                                                                        -------------------------  -----------------------
NET CASH (USED IN) INVESTING ACTIVITIES                                               (2,227,594)              (3,575,638)
                                                                        -------------------------  -----------------------

                                                                        -------------------------  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal increase of long term debt                                              4,815,276                5,945,914
     Repurchase of common stock                                                         (512,875)                (151,378)

                                                                        -------------------------  -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              4,302,401                5,794,536
                                                                        -------------------------  -----------------------

                                                                        -------------------------  -----------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (339,367)                 935,194
                                                                        -------------------------  -----------------------

Cash and cash equivalents, beginning of period                                         1,908,397                1,924,006

                                                                        -------------------------  -----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $1,569,030               $2,859,200
                                                                        =========================  =======================



     See notes to condensed consolidated financial statements




                                    4 of 15

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2000

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.       Inventories

         Inventories at June 30, 2000 and September 30, 1999 are summarized as follows:

                                                 (Unaudited)
                                              June 30, 2000     September 30, 1999
                                              ------------------------------------
         Materials and Supplies             $  18,111,958            $  19,416,535
         Work in Process                        6,100,000                5,555,977
         Finished Goods                        11,500,000               11,120,913
         Chassis                               18,800,000               27,188,360
                                            --------------          --------------
                                            $  54,511,958            $  63,281,785
                                            --------------          ---------------

3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the periods, including a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. For the periods ended June 30, 2000 and 1999 options to purchase 239,665 and 183,339 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.


                                     5 of 15

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2000


4.       Depreciation

         For the nine months ended June 30, 2000 and 1999, depreciation charges were $2,140,958 and $2,096,308, respectively. Accumulated depreciation totaled $23,047,879 and $21,046,447 at June 30, 2000 and September 30,
         1999, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at June 30, 2000. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

                                     6 of 15

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2000


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

         Labor Union Matters

         Certain of the Company's hourly employees are represented by various labor unions pursuant to collective bargaining agreements which expire between June 2000 and June 2003.

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


                                     7 of 15

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2000


6.       Year 2000 Compliance

         The Company did not experience any significant disruptions in its operation that were related to the Year 2000 issue.


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

                                    8 of 15

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2000

Information regarding the Company's operating segments follows for the three months ended June 30, 2000 and 1999 follows:

                                              Manufacturing            Truck               Leasing
                                                Operations             Group             Operations            Totals
                                            -------------------  -------------------  ------------------ --------------------
           2000
              Net sales                      $      30,934,539    $       9,699,586    $              0    $      40,634,125
              Lease revenues                 $               0                    0           1,516,119            1,516,119
              Operating income (loss)        $       1,711,698             (176,994)            239,529            1,774,233
              Interest expense, net          $         861,161              457,879             382,732            1,701,772
              Income (loss) before
                  income taxes               $       1,029,865             (643,874)            141,842              527,833
              Identifiable assets            $      81,706,922           18,385,784          22,787,164          122,879,870
              Capital expenditures           $       2,102,859                    0                   0            2,102,859
              Depreciation and
                  amortization               $         850,553                    0                   0              850,553

           1999
              Net sales                      $      33,281,049    $       9,651,436    $              0    $      42,932,485
              Lease revenues                 $               0                    0             901,146              901,146
              Operating income               $         858,556              292,484             211,935            1,362,975
              Interest expense, net          $         526,040              297,380             196,324            1,019,744
              Income (loss) before
                  income taxes               $       2,169,642              (10,822)            181,215            2,340,035
              Identifiable assets            $      95,030,841           22,257,376          12,635,772          129,923,989
              Capital expenditures           $       3,293,071                    0                   0            3,293,071
              Depreciation and
                  amortization               $         795,376                    0                   0              795,376

                                    9 of 15

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2000

Information regarding the Company's operating segments follows for the nine months ended June 30, 2000 and 1999 follows:

                                              Manufacturing            Truck               Leasing
                                                Operations             Group             Operations            Totals
                                            -------------------  -------------------  ------------------ --------------------
           2000
              Net sales                     $       81,848,439    $      26,712,384    $              0   $      108,560,823
              Lease revenues                $                0                    0           4,154,626            4,154,626
              Operating income (loss)       $        5,303,398             (235,401)            636,943            5,704,940
              Interest expense, net         $        2,185,373            1,344,270             866,178            4,395,821
              Income (loss) before
                  income taxes              $        3,524,574           (1,606,672)            545,815            2,463,717
              Identifiable assets           $       81,706,922           18,385,784          22,787,164          122,879,870
              Capital expenditures          $        2,102,859                    0                   0            2,102,859
              Depreciation and
                  amortization              $        2,542,088                    0                   0            2,542,088

           1999
              Net sales                     $       78,648,664    $      23,297,508    $              0   $      101,946,172
              Lease revenues                $                0                    0           2,613,233            2,613,233
              Operating income (loss)       $        3,231,138              882,998             529,340            4,643,476
              Interest expense, net         $        1,613,454              535,524             505,291            2,654,269
              Income (loss) before
                  income taxes              $        3,707,791              406,345             529,340            4,643,476
              Identifiable assets           $       95,030,841           22,257,376          12,635,772          129,923,989
              Capital expenditures          $        3,293,071                    0                   0            3,293,071
              Depreciation and
                  amortization              $        2,451,924                    0                   0            2,451,924


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

         Selected financial data for the Company for the periods indicated:

                                                   (Unaudited)                (Unaudited)
                                               Three Months Ended          Nine Months Ended
                                                        June 30,                 June 30,
                                                 2000          1999         2000        1999
                                                 ----          ----         ----        ----
Net Sales                                  $ 40,634,125   $ 42,932,485   $108,560,823   $101,946,172

Net Income                                 $    347,833   $  1,561,339   $  1,625,717   $  3,064,476

Net Earnings Per Common
   Share (Basic and Diluted)               $        .08            .33   $        .36   $        .65

                            (Unaudited)
                               As of             As of
                             June 30,       September 30,
                                 2000             1999
                        ----------------   ------------------
Working Capital              $ 62,441,012    $ 58,689,965

Total Assets                  122,879,870     129,923,989

Long-Term Debt                 67,413,960      62,648,684

Stockholder's Investment       32,027,784      30,890,965

Common shares outstanding
  (Basic and Diluted)           4,581,084       4,684,439

Current Ratio                      4.13:1          2:79:1
Long-Term Debt to Equity
Stockholders' Investment           2.11:1          2.03:1


                                    11 of 15

                            MCCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                        (Unaudited)              (Unaudited)
                                   Three Months Ended        Nine Months Ended
                                         June 30,                   June 30,
                                2000                1999    2000                1999
                                ------------------------    ------------------------
Net Sales                         100.00%       100.00%       100.00%       100.00%
Cost of Sales                      83.25         82.20         82.57         82.07
                                  ------        ------        ------        ------

Gross Profit                       16.75         17.80         17.43         17.93

Selling, General &
Administrative Expenses            12.38         10.61         12.17         11.79
                                   ------        ------        ------        ------

Operating Income                    4.37          7.19          5.26          6.14

Other Expenses                     (3.07)        (2.37)        (2.99)        (1.58)
                                   ------        ------        ------        ------

Income before Income Taxes          1.30          4.82          2.27          4.56

Income Taxes                       (0.44)        (1.65)        (0.77)        (1.55)
                                   ------        ------        ------        ------

Net Income                          0.86%         3.17%         1.50%         3.01%
                                   ------        ------        ------        ------

                                    12 of 15

                            McCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  Net sales decreased 5.4% to $40.6 million for the quarter ended June 30, 2000 (Quarter 2000) from $42.9 million for the quarter ended June 30, 1999 (Quarter 1999). The decrease was due primarily to slower sales by the Company's McClain E-Z Pack division. Sales for McClain E-Z Pack decreased 17.3% or $1.6 million for the Quarter 2000 from the Quarter 1999. Sales of the Company's other product lines were flat for the Quarter 2000 compared to the Quarter 1999. The sales of the McClain Truck division accounted for 18.7% of the Company's sales for the Quarter 2000 compared to 17.4% of the Company's sales for the Quarter 1999.

         Cost of goods sold increased to 83.25% for the Quarter 2000 from 82.20% for the Quarter 1999. The gross profit margin on manufactured products decreased to 19.1% for the Quarter 2000 compared to 20.0% for the Quarter 1999. The gross profit margin for the McClain Truck division decreased to 6.5% for the Quarter 2000 from 8.1% for the Quarter 1999 due to tighter margins on the dump truck chassis sold by the Company that result from continued softness in the dump truck market.

         Selling, General & Administrative Expenses increased to 12.38% of net sales for the Quarter 2000 from 10.61% of net sales for the Quarter 1999 due primarily to lower sales.

         Net Income for the quarter decreased to .86% of sales for the quarter 2000 from 3.17% for the quarter 1999. This decrease was due primarily to the additional interest costs of carrying the increased debt necessary to fund the Company's expanded truck inventory and increased health insurance costs. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

         Net sales increased 6.5% to $108.6 million for the nine months ended June 30, 2000 (nine months 2000) from $101.9 million for the nine months ended June 30, 1999 (nine months 1999). The increase was due primarily to strong sales by the Company's McClain Commodities and McClain Truck divisions. Sales for McClain Commodities increased 11.6% or $4.4 million for the nine months 2000 over the nine months 1999, while McClain Truck sales increased 13.5% or $2.6 million during the nine months 2000 compared to the nine months 1999. Sales of the Company's other product lines were flat for the nine months 2000 compared to the nine months 1999. The sales of the McClain truck division accounted for 19.9% of the Company's sales for the nine months 2000 compared to 18.7% of the Company's sales for the nine months 1999.

         Cost of goods sold increased to 82.6% for the nine months ended June 2000 from 82.1% for the nine months ended June 1999 due primarily to the higher percentage of truck sales discussed previously. The gross profit margin on manufactured products increased to 21.2% for

                                    13 of 15
the nine months 2000 compared to 20.5% for the nine months 1999. This increase is the result of increased production, providing overhead reductions at certain of the Company's manufacturing facilities. The gross profit margin for the McClain Truck division decreased to 2.3% for the nine months 2000 from 7.0% for the nine months 1999 due to tighter margins on the dump truck chassis sold by the Company that result from continued softness in the dump truck market.

         Selling, General & Administrative Expenses increased to 12.17% of net sales for the nine months 2000 from 11.79% of net sales for the nine months 1999.

         Net Income for the quarter decreased to 1.5% of sales for the nine months 2000 from 3.01% for the nine months 1999. This decrease was due primarily to the additional interest costs of carrying the increased debt necessary to fund the Company's expanded truck inventory and increased health insurance costs. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

         The Company had working capital of $62.4 million at June 30, 2000 compared to $58.7 million at September 30, 1999. The ratio of current assets to current liabilities was 4.13:1 at June 30, 2000 and 2.79:1 at September 30, 1999. The Company's cash and cash equivalents totaled $1.6 million at June 30, 2000. Cash flows used by operations were $2.4 million for the nine months ended June 30, 2000.

                                    14 of 15

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        McCLAIN INDUSTRIES, INC.

Date:    August 7, 2000                 By:      /s/ Kenneth D. McClain
         -------------------------------         -------------------------------
                                                 Kenneth D. McClain, President

Date:    August 7, 2000                 By:      /s/ Mark S. Mikelait
         -------------------------------         -------------------------------
                                                 Mark S. Mikelait, Treasurer





                                    15 of 15

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule