Form 10-K
period 2000-09-30
MCCLAIN INDUSTRIES INC
filed 2000-12-28
CIK 63686

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM                TO
                                            ---------------   --------------

                           Commission File No. 0-7770

                            MCCLAIN INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

STATE OF MICHIGAN                                                     38-1867649
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

                                       [ ]

         As of December 11, 2000, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $19,134,715 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

         As of December 11, 2000, there were 4,507,861 shares of the Registrant's common stock issued and outstanding.

                       The Exhibit Index Begins on Page 49

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

BACKGROUND

         McClain was incorporated in 1968 and became a publicly-traded company in 1973. It currently has: (i) five wholly-owned operating subsidiaries: McClain E-Z Pack, Inc. ("E-Z Pack"); McClain Galion, Inc. ("Galion"); McClain Southland Company ("Southland"); Shelby Steel Processing Co. ("Shelby Steel"); McClain Tube Company (d/b/a Quality Tubing) ("Tube"); (ii) one wholly-owned lease financing subsidiary: McClain Group Leasing, Inc. ("Leasing"); and (iii) one wholly-owned international sales corporation, McClain International FSC, Inc. ("FSC"). All of these companies are Michigan corporations, except for FSC, which is a Virgin Islands corporation.

         The Company's executive offices are located at 6200 Elmridge Road, Sterling Heights, Michigan 48310 and its telephone number is (810) 264-3611.

PRODUCTS

         The Company manufactures and markets dump truck bodies and four solid waste handling equipment product lines: (1) containers; (2) compactors and baling equipment; (3) garbage and recycling truck bodies; and (4) transfer trailers. The Company also markets truck chassis. Sales of dump truck bodies accounted for approximately 14%, sales of solid waste handling equipment accounted for approximately 65%, and truck chassis accounted for approximately 21% of the Company's consolidated net sales for the fiscal year ended September 30, 2000.

Dump Truck Bodies and Hoists

         Galion manufactures steel and aluminum dump truck bodies varying in capacity from two to twenty-five cubic yards at its Winesburg, Ohio facility. E-Z Pack, under license from Galion, also manufactures dump truck bodies at its Macon, Georgia and Oklahoma City, Oklahoma facilities. Dump truck bodies are assemblies that are attached to a truck's frame or chassis, to allow the truck to carry and dump solid materials such as dirt, gravel or waste materials. Hoists are the hydraulic lift mechanisms used to tilt the dump body. Trucks with a dump body and hoist are commonly seen in use as "dump trucks". The products manufactured by Galion are sold under the registered trademark "Galion". The trademark registration, if not renewed, will expire in the year 2001.

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

         Intermodal, Water-Tight and Sludge Containers. The Company manufactures various types of intermodal, water-tight and sludge containers at the Company's facilities in Sterling Heights, Michigan, Demopolis, Alabama, and Oklahoma City, Oklahoma. Intermodal containers vary in capacity from nineteen cubic yards to thirty-five cubic yards and are designed for highway, railroad and marine movement of waste products. Water-tight containers vary in capacity from ten to forty cubic yards and are designed for highway movement of wet waste. Sludge containers vary in capacity from ten to thirty-five cubic yards and are designed for highway movement of slurry type waste products.

Compactors and Baling Equipment

         The Company manufactures compactors at its facilities in Sterling Heights, Michigan Demopolis, Alabama, and Oklahoma City, Oklahoma. Compactors consist of a compaction unit and separate power source. Compaction units force deposited refuse through an opening at one end of the unit into a roll-off body coupled to the compaction unit. When the roll-off body is filled, the compactor is detached and the roll-off body is removed for dumping. The Company also manufactures unitized compaction systems consisting of a compactor and roll-off container manufactured as a single unit. Compactors are sold under the trade name "MAGNUM" and unitized compactor systems are sold under the trade name "OCTAMAG". E-Z Pack manufactures, at the Winesburg, Ohio facility, several models of balers which compact plastic and paper products, primarily cardboard. Balers are either vertical downstroke or closed door horizontal balers.

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

Truck Chassis

         Truck chassis are purchased and combined with either a roll-off hoist, garbage truck body or dump body for sale as a road ready package. This program gives the Company the opportunity to provide a more complete product to its customers and gives it the ability to react quickly to unexpected customer needs. Since the trucks are purchased rather than manufactured by the Company, lower margins are expected on the sales of these package units then the sales of products manufactured by the Company.

Leasing

         Leasing provides the Company's customers with financing options through both finance type and operating leases. The operating leases are T.R.A.C. (Terminal Rental Adjustment Clause) leases.

CUSTOMERS AND DISTRIBUTION

         For the fiscal year ended September 30, 2000 the Company's consolidated net sales were divided approximately 41% to distributors, 51% to solid waste handling companies, and 8% to other entities.

         During the fiscal years ended September 30, 2000, 1999 and 1998, approximately 22.6%, 23.1% and 28.8%, respectively, of the Company's total sales were made to Waste Management, Inc. The Company has no contracts with any of its customers, except Waste Management, Inc. (see footnote 16 to the consolidated financial statements of the Company, included under Item 8 of the Form 10-K, for additional information) and, accordingly, sells its products pursuant to purchase orders placed from time to time in the ordinary course of business. The Company delivers its products to its customers through the use of its own trucks or common carriers.

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

         The Company also engages independent distributors and dealers in various regions throughout the United States and certain foreign countries, for marketing its products to customers. The Company's dealers are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. As of December 15, 2000, there were approximately 280 authorized Company dealers located in numerous states and 20 authorized Company dealers, licensees and commissioned district managers in 10 foreign countries, each of which is independently owned. The Company is dependent on such dealers for a significant portion of its revenues. These dealers typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets. The Company believes that its dealers have enhanced and will continue to enhance the scope of the Company's marketing and sales efforts and have, to a certain extent, also enabled the Company to avoid certain significant costs associated with creating a more extensive direct sales network.

         The Company advertises its products under trade names and under its name in trade journals and brochures. Other marketing efforts include articles in trade publications, attendance at trade shows and presentations by the Company's personnel at industry trade conferences.

         The Company, through Leasing, also provides both sales-type financing and operating leases. At September 30, 2000, Leasing held net lease receivables of approximately $23.9 million.

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

         To reduce its cost of raw materials, the Company processes coiled steel and manufactures some of its own tubing, rather than purchasing tubing and processed sheet steel from third parties. The Company believes that it is the only manufacturer of dump truck bodies and solid waste handling equipment to process coiled steel and to operate a steel tube mill.

Steel Processing

         Shelby Steel, a wholly-owned subsidiary of the Company, receives coiled steel and either warehouses or cuts and processes the steel at its River Rouge, Michigan facility to prescribed specifications. In addition to processing coiled steel for use by the Company, Shelby Steel also offers steel processing and warehousing services to third parties. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel. Its steel processing and warehousing sales are generally limited to customers in the Detroit metropolitan area. Sales to third parties represented 93.8%, 92.6%, and 92.8% of Shelby Steel's business and 1.4%, 1.5%, and 1.6% of the Company's consolidated net sales for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

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

COMPETITION

         The Company faces intense competition in the solid waste handling equipment and dump truck bodies industries. Certain of the Company's competitors offer as wide a range of products, and have greater market share and financial, marketing, manufacturing and other resources than the Company. At present, the Company's order backlogs are approximately two to four weeks. In addition, the Company believes that several of its competitors have added or are in the process of adding additional manufacturing capacity, which could reduce order backlogs and price levels, and consequently adversely affect the Company. Moreover, the absence of highly sophisticated technology results in a number of small regional companies entering the container and dump truck body industries periodically and competing with the Company.

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

BACKLOG AND INVENTORY

         The Company generally produces solid waste handling equipment and dump truck bodies pursuant to customer purchase orders. The Company includes in its backlog only firm product orders, which are subject to termination at will and rescheduling, without penalty. The Company's backlog was approximately $12.9 million and $18.5 million at September 30, 2000 and 1999, respectively. Substantially all of the Company's backlog is delivered within four to six weeks of the Company's receipt of purchase orders. Due to numerous factors, including termination of orders, rescheduling, possible change orders and delays, which affect production and delivery of the Company's products, there can be no assurance as to if or when cash receipts will be recognized from the Company's backlog. In addition, year to year comparisons of backlog are not necessarily indicative of future operating results. Although most of the Company's sales are based on orders for goods to be manufactured, the Company nevertheless carries certain amounts of finished goods inventory in order to meet customer delivery dates. In addition, from time to time, the Company manufactures units in excess of ordered units to "round out" production runs or to maintain base stock levels. At September 30, 2000, 1999 and 1998, the Company had inventory of $52.0 million, $63.3 million and $38.9 million, respectively.

EMPLOYEES

         The Company had approximately 700 employees as of December 15, 2000. Seventy of the Company's hourly employees are represented by the McClain Hourly Employees' Union pursuant to a collective bargaining agreement that expires September 16, 2002. The 160 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires June 12, 2003. The 31 hourly employees of E-Z Pack are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires November 1, 2002. On February 23, 1995 the National Labor Relations Board (the "NLRB") conducted an election in response to a petition filed by the Shopmen's Local Union No. 616 of the International Association of Bridge, Structural and Ornamental

Iron Workers (AFL-CIO) (the "Union") to represent the hourly employees at the E-Z Pack facility in Macon, Georgia. The ballots of 11 employees were challenged as ineligible. The Union filed charges against the Company asserting that it committed various unfair labor practices which affected the election results and that the challenged ballots should be counted. On October 17, 1996, the NLRB issued a Decision, Order and Direction upholding the unfair labor practice charges, and on November 5, 1996, the NLRB determined that the results of the election were in favor of the Union. The Company is bargaining with the union and discussing the appropriate remedy and possible settlement of all claims with the NLRB. The Company believes that relations with the hourly employees its Georgia facility are generally satisfactory. There have been no work stoppages due to labor difficulties.

ENVIRONMENTAL

         The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Inherent in manufacturing operations and in owning real estate is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs, on an ongoing basis, associated with environmental regulatory compliance in its business. The Company has budgeted approximately $1.2 million to make capital additions and improvements to its painting processes and enhance the related environmental controls at its facilities in Sterling Heights, Michigan and Oklahoma City, Oklahoma.

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


ITEM 2.  PROPERTIES

         In the aggregate, the Company owns or leases approximately 946,200 square feet of real property located in Michigan, Ohio, Georgia, Oklahoma, Alabama and Florida. The Company owns three facilities in Michigan, four facilities in Ohio, one facility in Georgia, one facility in Oklahoma, one facility in Alabama and one facility in Florida. The properties that the Company owns or leases consist of the following:

                                                         OWNED          SQUARE
         LOCATION                                      OR LEASED        FOOTAGE
         --------                                      ---------        -------
Sterling Heights, Michigan                             Owned              37,000
Sterling Heights, Michigan                             Leased             18,000
Kalamazoo, Michigan                                    Owned              55,000
River Rouge, Michigan                                  Owned              50,000
Galion, Ohio                                           Owned             365,000
Winesburg, Ohio                                        Owned              67,500
Winesburg, Ohio                                        Owned              16,000

                                                         OWNED          SQUARE
         LOCATION                                      OR LEASED        FOOTAGE
         --------                                      ---------        -------
Winesburg, Ohio                                        Owned              15,200
Macon, Georgia                                         Owned             114,500
Oklahoma City, Oklahoma                                Owned             100,000
Demopolis, Alabama                                     Owned             102,000
Bartow, Florida                                        Owned               6,000

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

         E-Z Pack's Georgia facility is an approximately 114,500 square foot manufacturing facility on 13.2 acres in Macon, Georgia where it manufactures roll-off hoists.

         E-Z Pack's Oklahoma facility consists of three buildings in Oklahoma City, aggregating 100,000 square feet. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers, compactors and dump bodies.

         E-Z Pack owns an approximately 102,000 square foot manufacturing facility in Demopolis, Alabama on approximately 84 acres of land. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers and compactors.

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

         On May 1, 2000 Southland purchased a facility that is approximately 6,000 square feet on approximately 3.43 acres of land. This property provides administration offices and service facilities for Southland.

         The facilities owned and leased by the Company are well maintained and in good operating condition. Its plants and equipment are subject to various liens and encumbrances that collateralize certain obligations. See Notes 6 and 7 of Notes to Consolidated Financial Statements.



ITEM 3.  LEGAL PROCEEDINGS

      The Company is from time to time subject to various claims from existing or former employees alleging gender, age or racial discrimination and anti-union activity, none of which are expected to have a material adverse affect on the Company. See ITEM 1. BUSINESS. Employees. In addition, as a manufacturer of industrial products, the Company is, from time to time, subjected to various product liability claims. Such claims typically involve personal injury or wrongful death associated with the use or misuse of the Company's products. While such claims have not been material to the Company in any year and the Company believes that it maintains adequate product liability insurance, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company. Any product liability claim not fully covered by insurance, as well as any adverse publicity from a product liability claim, could have a material adverse effect on the Company. The Company is currently defending a number of legal proceedings involving product liability claims relating to McClain, Galion and E-Z Pack brand products. Although the Company believes that it can continue to successfully resolve pending and future product liability claims, there can be no assurance that the Company will be able to do so. The Company is not presently a party to any material legal proceedings except as described above in this item and in Item 1. Business. Employees.


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


                                                             SALES PRICE
                                                                  OF
                                                             COMMON STOCK
                                                             ------------

                                                            HIGH      LOW
                                                            ----      ---
               FISCAL YEAR ENDED SEPTEMBER 30, 1999
                      First Quarter                         5.875     3.125
                      Second Quarter                        6.00      5.250
                      Third Quarter                         5.938     4.25
                      Fourth Quarter                        7.125     4.375

               FISCAL YEAR ENDED SEPTEMBER 30, 2000
                      First Quarter                         6.25      3.875
                      Second Quarter                        6.812     4.187
                      Third Quarter                         5.437     4.625
                      Fourth Quarter                        5.625     3.875



         On December 11, 2000, the last reported sales price for the Common Stock as reported by Nasdaq/NMS was $4.25. As of such date there were approximately 203 holders of record of the Common Stock. The Company believes there are a substantial number of beneficial owners of the Company's Common Stock whose shares are held in street name. The Company has never paid any cash dividends. The payment of dividends by the Company is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's operations.

ITEM 6.  SELECTED FINANCIAL DATA

      Selected financial data for each of the Company's last five fiscal years ended September 30 are as follows:

===================================================================================================
                              2000           1999           1998           1997             1996
                              ----           ----           ----           ----             ----
Gross Sales                $142,978,636   $142,079,475   $118,487,052    $95,255,641   $84,680,797

Sales, Net of
Customer Discounts         $141,117,959   $140,604,885   $116,554,031    $95,255,641   $84,221,810


Net Income (Loss)             $(85,854)     $4,181,938     $3,383,892   $(1,703,780)    $2,384,957

Net Earnings (Loss)
Per Common and
Common Equivalent                $(.02)           $.90           $.72         $(.36)          $.50
Share (1)

Working Capital             $59,587,560    $58,689,965    $41,919,687    $33,520,003   $32,371,639

Total Assets               $123,684,913   $129,923,989   $100,246,967    $87,185,567   $79,425,255

Long-Term Debt              $67,476,117    $62,648,684    $42,530,105    $38,513,490   $34,217,149

Stockholders'
Investment                  $30,207,456    $30,890,965    $26,835,306    $23,837,091   $25,457,255

Weighted Average
Number of Common
Equivalent Shares
Outstanding(1)                4,565,661      4,673,027      4,711,741      4,729,281     4,752,050

Current Ratio                    3.63:1         2.79:1         2.57:1         2.63:1        3.18:1

Long Term Debt to
Equity                           2.24:1         2.03:1         1.59:1         1.62:1        1.34:1
===================================================================================================

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

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:

                                   ------------------------------------------------------------------------
                                                                 YEAR ENDED
                                                                SEPTEMBER 30,
                                   ------------------------------------------------------------------------
                                       2000           1999            1998           1997          1996
                                       ----           ----            ----           ----          ----
   Net Sales                         100.00%        100.00%          100.0%        100.00%       100.00%
   Cost of Sales                      84.47          82.40            82.18         83.68         79.65
                                      -----          -----            -----         -----         -----
   Gross Profit                       15.53          17.60            17.82         16.32         20.35
   Selling, General &
   Administrative Expenses            12.76          11.55            11.47         14.33         13.60
   Restructuring and
   Impairment Charge                   0.00           0.00             0.00          1.84          0.00
                                       ----           ----             ----          ----          ----
   Operating Profit                    2.77           6.05             6.35          .15           6.75
   Other Expense                       2.86           1.54             2.22          2.24          2.48
                                       ----           ----             ----          ----          ----
   Income (Loss) Before
   Income Taxes                       (.09)           4.51             4.13         (2.09)         4.27
   Income Taxes (Benefit)             (.03)           1.53             1.23          (.30)         1.45
                                      -----           ----             ----          -----         ----
   Net Income (Loss)                 (.06)%          2.98%            2.90%         (1.79)%        2.82%
                                     ======          =====            =====         =======       ======



RESULTS OF OPERATIONS

Comparison of year ended September 30, 2000 to year ended September 30, 1999

         Net sales increased .4% to $141.1 million for the fiscal year ended September 30, 2000 (Fiscal 2000) from $140.6 million for the fiscal year ended September 30, 1999 (Fiscal 1999). The Company experienced increases in the sales of its commodity products and truck chassis while refuse truck and dump body sales decreased. Sales for the commodity products increased 5.14% or $2.7 million, while truck chassis sales increased 11.3% or $3.0 million. Dump body sales decreased 5.4% or $1.1 million due primarily to an overall slump in the dump body industry. During Fiscal 2000, E-Z Pack sales fell 9.41% or $3.4 million after an increase of 49.6% or $11.8 million in Fiscal 1999. This decrease was due primarily to the national haulers limiting their capital purchases while they implemented integration plans following ongoing consolidations in the waste hauling industry. Sales of the Company's other product lines increased slightly or were flat for Fiscal 2000 compared to Fiscal 1999. The sales of the McClain truck division accounted for 20.6% of the Company's sales for Fiscal 2000 compared to 18.8% of the Company's sales for Fiscal 1999.

         The Company's overall gross profit as a percentage of sales decreased to 15.53% for Fiscal 2000 from 17.60% for Fiscal 1999, while the gross profit margin for products the Company manufactured increased to 21.8% for Fiscal 2000 compared to 21.4% for Fiscal 1999. This increase results from reduced steel prices and increased production efficiencies at certain of the Company's production facilities. The truck chassis division had a gross loss of 3.15% during Fiscal 2000 compared to a gross profit of 6.8% for Fiscal 1999. During Fiscal 2000 the Company determined that due to the current slump in the tandem dump truck market and certain other market factors it would not be able to compete effectively in the package dump truck market. Based on this determination and the costs to continue carrying the dump truck chassis inventory, the Company decided to liquidate the entire portion of this inventory in the fourth quarter of Fiscal 2000. This liquidation resulted in a realized loss on disposal of approximately $1.75 million.

         Selling, General & Administrative Expenses increased to 12.76 % of net sales for Fiscal 2000 from 11.55% of net sales for the Fiscal 1999 due primarily to increases in marketing activity, health insurance costs, professional fees and additional trucking expenses necessary to ship commodity products made at E-Z Pack's Demopolis, Alabama facility to regions outside the Southeast in order to reduce a build up of the finished goods inventory at that facility.

         Inventory has decreased to $52.0 million at September 30, 2000 from $63.3 million at September 30, 1999. This decrease is due primarily to the liquidation of the dump truck chassis inventory as discussed above.

         The Company's leasing subsidiary generated pretax income of $.91 Million for Fiscal 2000 compared to of $.81 Million for Fiscal 1999. The Company had $23.9 Million in net finance lease receivables at September 30, 2000 compared to $18.8 Million at September 30, 1999.

         Interest expense increased to $6.3 million in Fiscal 2000 from $4.0 in Fiscal 1999. This increase was due primarily to rising interest rates, increased debt related to the leasing company and the debt service on the dump truck chassis inventory prior to the liquidation previously discussed.

         Income taxes are calculated based on the current statutory rates. No significant differences between the Company's effective rate and the statutory rates exist.

         The Company had a net loss of $85,854 for Fiscal 2000 compared to a net profit of $4,181,938 for Fiscal 1999. This decrease was due primarily to losses incurred by the Company's truck chassis division and increased interest expense as previously discussed as well as reduced profits from the Company's refuse truck and dump body divisions due to slower than expected sales.

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

         Inventory increased to $63.3 million at September 30, 1999 from $38.9 million at September 30, 1998. Approximately $27.2. million of the inventory consists of trucks and related equipment the Company has dedicated to its truck ready program. This increase is the result of the Company's decision in the fourth quarter of fiscal 1998 to more aggressively pursue an expanding market it believes exists for package units consisting of a truck chassis and a piece of equipment manufactured by the Company (roll-off hoists, refuse truck bodies and dump bodies). See above discussion regarding dump truck chassis.

         The Company's leasing subsidiary generated pretax income of $.81 Million for Fiscal 1999 compared to a pretax loss of $.02 Million for Fiscal 1998. The Company had $18.8 Million in net finance lease receivables at September 30, 1999 compared to $10.8 Million at September 30, 1998.

         Income taxes are calculated based on the current statutory rates. No significant differences between the Company's effective rate and the statutory rates exist.

         The Company had net income of $4,181,938 for Fiscal 1999 compared to net income of $3,383,892 for Fiscal 1998. This increase was due primarily to strong sales in the Company's refuse truck division and the growth of the Company's leasing subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $59.7 million at September 30, 2000 compared to $58.7 million at September 30, 1999. The ratio of current assets to current liabilities was 3.63:1 at September 30 2000 and 2.79:1 at September 30, 1999. The Company's cash and cash equivalents totaled $1.4 million at September 30, 2000. Cash flows used by operations were $1.4 million for the year ended September 30, 2000.

         The Company's required level of working capital increased during fiscal 2000 from fiscal 1999 due to the continued success in expanding its leasing subsidiary. Long-term debt continued to increase as a result of the continued expansion of leasing activity and the Company's ongoing commitment to increasing production efficiency by properly maintaining and upgrading its production facilities and machinery and equipment.

         The Company has a Revolving Credit Facility with Standard Federal Bank, a federal savings bank ("Standard"), which provides maximum availability of $32.1 for working capital needs. In May 2000 the Company signed an amendment to this agreement that temporarily increased the availability of the line to $35.0 million. The new agreement calls for a monthly reduction to the availability of $714,286, beginning June 1, 2000, and continuing through December 31, 2000, when the total availability will be $30.0 million. At September 30, 2000 the Company had borrowed approximately $30.3 million under the working capital line. Borrowings under the working capital line are limited to 80% of eligible accounts receivable and 50% of qualified inventory.

         The Company has a second Revolving Credit Facility with Standard used to finance certain of its lease receivables. The agreement calls for a maximum availability of $20.0 million with borrowing limited to 80% of eligible lease receivables. At September 30, 2000 approximately $17.8 million had been drawn on this facility.

         All borrowings with Standard are secured by substantially all of the assets of the Company. In addition, the loans contain various covenants including those requiring the Company to maintain certain current ratios, levels of tangible net worth and debt ratios and restricting the amount of capital expenditures the Company may make each year. The Company was in violation of certain covenants as of September 30, 2000 and has received a letter from Standard waiving its rights to accelerate repayment of the debt arising from these covenant violations. The revolving credit agreements bear interest at the LIBOR rate plus 200 basis points (9.18% at September 30, 2000) and expire in May 2002 at which time the Company expects to obtain renewals on the same or similar terms.

         The Company has agreements with three financial institutions to provide financing for its TRAC (Terminal Rental Adjustment Clause) Leasing Agreements. The agreements call for maximum availability of $16 million in lease commitments. Under these facilities, the Company may finance 100% of eligible lease receivables over the term of the related lease at a fixed interest rate determined at the time of the lease closing. The notes are secured by the related lease receivable. At September 30, 2000, approximately $13.1 million had been drawn on the facilities.

         The Company has currently set its budget for capital expenditures in Fiscal 2001 at approximately $1.75 million as compared to $3.0 million in Fiscal 2000. Management believes that the Company's cash flow, together with the credit available to it under existing debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data are filed under Item 14 of this Form 10-K.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The directors and executive officers of the Company are as follows:

                                                                          APPROXIMATE
                                                                                 DATE
                                                                              SERVICE
     NAME                    AGE                  OFFICE                        BEGAN
----------------------     -------   ----------------------------------   -----------
Kenneth D. McClain(1)        59      Chairman of the Board, Chief
                                     Executive Officer and President             3/68

Robert W. McClain(1)         64      Senior Vice President, Assistant
                                      Secretary and Director                     3/68

Raymond Elliott              66      Director                                    8/90

Walter J. Kirchberger        65      Director                                   11/95

Carl Jaworski                57      Secretary                                  10/72

Mark S. Mikelait             40      Treasurer                                   5/97



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

         WALTER J. KIRCHBERGER was elected to the Board of Directors in November 1995. Mr. Kirchberger is First Vice President - Research of PaineWebber Incorporated, and has served in such capacity for more than 25 years. Until recently he also served as a director of Simpson Industries, Inc.

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

         The Company is required to identify each person who was an officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended September 30, 2000, the Company believes that all officers, directors and beneficial owners of more than 10% of the Company's registered equity securities timely filed all required reports.


ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following tables set forth all cash compensation paid to the Chief Executive Officer of the Company and the other executive officers whose total annual salary and bonus from the Company exceeded $100,000 during the fiscal year ended September 30, 2000.




                           SUMMARY COMPENSATION TABLE

                 Annual Compensation                      Long Term
                                                         Compensation
         Name and             Fiscal     Salary            Options/
    Principal Position         Year      Amount($)         SARs(#)
    ------------------         ----      ------            ----
Kenneth D. McClain,
President/ CEO                 2000       $294,792               -
                               1999        275,000          25,000
                               1998        263,031               -
Robert W. McClain, Senior
Vice President
                               2000       $150,000               -
                               1999        143,751          25,000
                               1998        125,004               -
Carl Jaworski Secretary
                               2000       $111,373               -
                               1999       $108,750           5,000
                               1998        104,631           5,000
Mark S. Mikelait Treasurer
                               2000       $122,781               -
                               1999        126,250           5,000
                               1998        101,250          10,000

                       AGGREGATED OPTION/SAR EXERCISES AND
                     FISCAL YEAR-END OPTION/SAR VALUES TABLE



                          Shares                     No. of Unexercised                  Value of Unexercised
                          Acquired                    Options/SARs at               In-The-Money Options/SARs at
                            on                       Fiscal Year-End (1)                  Fiscal Year-End(2)
                          Exercise    Value                            Not                                   Not
                          in 2000     Realized   Exercisable       Exercisable(1)     Exercisable        Exercisable
------------------------------------------------------------------------------------------------------------------------------------
Kenneth D. McClain           -0-        -0-        8,333              16,667            $ -0-              $ -0-

Robert W. McClain            -0-        -0-        6,666              13,334            $ -0-              $ -0-

Carl Jaworski                -0-        -0-        8,332               1,668            $ -0-              $ -0-

Mark S. Mikelait             -0-        -0-       13,332               1,668            $ -0-              $ -0-
====================================================================================================================================


(1) Stock options granted between February 9, 1998 and May 7,1999 pursuant to the Company's 1989 and 1999 Incentive Stock Plans (the "Incentive Plans"). Options must be exercised by May 7, 2004. Exercise prices vary from $5.08 to $5.50 per share.

(2) Value based on the average of the September 30, 2000 closing bid high and low price which was $3.97 per share.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive compensation for serving on the Board or on the Board's committees. Directors who are not employees of the Company are entitled to a quarterly retainer fee of $3,750, a $1,000 fee for each regular or special meeting of the Board and a $1,000 fee for each committee meeting attended on a day other than a regular or special Board meeting date (collectively, the "Fees"). A Director may elect to receive payment of the Fees in shares of Common Stock pursuant to the Company's 1999 Retainer Stock Plan for Non-Employee Directors (the "Retainer Plan"). To participate in the Retainer Plan, an eligible director must elect prior to December 31 of each year the percentage, if any, of Fees he desires to receive in the form of shares of Common Stock. The Common Stock is issued quarterly during the following calendar year. The number of shares of Common Stock to be issued to an eligible director is determined by dividing the dollar amount of the percentage of fees such director elects to receive in Common Stock by the "fair market value" of Common Stock on the day prior to the date of issuance of the Common Stock to such director. The term "fair market value" means the average of the highest and lowest selling price for the Common Stock as quoted on Nasdaq/NMS for the day prior to the date of issuance or for the first date prior to the date of issuance for which shares of Common Stock are quoted, if not quoted on the day prior to the date of issuance. Any fractional share of Common Stock derived from such calculation is paid in cash.

         The aggregate fair market value of the shares of Common Stock issued to any eligible director in a given year cannot exceed 100% of such eligible director's fees. Fees may not be increased more often than annually.

         For the fiscal year ended September 30, 2000, 7,350 shares of Common Stock were issued under the Retainer Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 11, 2000, certain information regarding the beneficial ownership of Common Stock, of: (i) each person known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock; (ii) each director of the Company; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group, based upon information available to the Company.

                                                AMOUNT AND
                                                 NATURE OF         PERCENT OF
         NAME AND ADDRESS                        BENEFICIAL        OUTSTANDING
         OF BENEFICIAL OWNER                    OWNERSHIP(1)       SHARES(2)
      -----------------------------             ------------       ---------
      Kenneth D. McClain                        1,410,474(3)            31.23%
      6200 Elmridge Road
      Sterling Heights, MI  48310
      Robert W. McClain                           996,094(4)            22.07%
      6200 Elmridge Road
      Sterling Heights, MI  48310
      June McClain                                337,178                7.48%
      6200 Elmridge Road
      Sterling Heights, MI 48310
      Robert J. Gordon                            899,233(5)            19.95%
      Suite 2400
      One Woodward Avenue
      Detroit, MI 48226
      Raymond Elliott                              27,223                0.60%
      290 Town Center
      P.O. Box 890
      Troy, Michigan  48084
      Walter Kirchberger                           10,586                0.23%
      2301 West Big Beaver Rd., Suite 800
      Troy, Michigan 48084
      Carl Jaworski                               122.825                2.72%
      6200 Elmridge Road
      Sterling Heights, MI 48310
      Mark S Mikelait                              13.332                0.29%
      500 Sherman Street
      Galion, OH 44833
      All current executive officers and        2,580,534(6)            56.59%
      directors as a group (6 persons)

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has a right to acquire within 60 days.

(2) Based on 4,507,861 shares of Common Stock issued and outstanding as of December 11, 2000. In addition, for purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security that such person or persons has or have the right to acquire within 60 days is also deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 2,430 shares of Common Stock owned by Kenneth D. McClain's wife. Mr. McClain disclaims beneficial ownership of these shares.

(4) Includes 337,178 shares of Common Stock owned by Robert W. McClain's wife. Mr. McClain disclaims beneficial ownership of these shares.

(5) Represents shares of common stock held by Mr. Gordon as trustee of trusts established for family members of Messrs. Kenneth D. McClain and Robert W. McClain. Messrs. Kenneth D. McClain, Robert W. McClain and Robert J. Gordon disclaim beneficial ownership of these shares.

(6) Includes 36,663 shares which executive officers and directors have the right to acquire pursuant to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company leases one of its facilities from siblings of Messrs. Kenneth and Robert McClain. See "Properties." The Company believes that the terms and conditions of this lease are comparable to those available from an unrelated party with respect to similar facilities.

      The Company had sales of approximately $282,500 in Fiscal 2000 to McClain Leasing Corporation, an entity controlled by certain officers and directors of the Company.

      The Hartland Insurance Group, an entity owned by Raymond Elliott, a director of the Company, provided insurance to the Company during Fiscal 2000. Sales from this entity to the Company aggregated approximately $1,466,000 million during Fiscal 2000, for which this entity received fees and commissions in the approximate amount of $170,000.


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

Dated: December 15, 2000                 McCLAIN INDUSTRIES, INC.


                                         By:/s/ Kenneth D. McClain
                                            -----------------------------------
                                                Kenneth D. McClain, President
                                                (Principal Executive Officer)


                                         And By:/s/ Mark S. Mikelait
                                                -------------------------------
                                                Mark S. Mikelait, Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  December 15, 2000                /s/ Kenneth D. McClain
                                         ---------------------------------------
                                         Kenneth D. McClain, Director


Dated:  December 15, 2000                /s/ Robert W. McClain
                                         ---------------------------------------
                                         Robert W. McClain, Director


Dated:  December 15, 2000                /s/ Raymond Elliott
                                         ---------------------------------------
                                         Raymond Elliott, Director


Dated:  December 15, 2000                /s/ Walter J. Kirchberger
                                         ---------------------------------------
                                         Walter J. Kirchberger, Director

                       SECURITIES AND EXCHANGE COMMISSION


                                Washington, D. C.



                                    Form 10-K

                                For Corporations



                                  ANNUAL REPORT



              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 and 1998





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

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AND SCHEDULES




                        CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets - September 30, 2000 and 1999

Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Investment for the years ended September 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

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

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
McClain Industries, Inc. and Subsidiaries
Sterling Heights, Michigan



We have audited the accompanying consolidated balance sheets of McClain Industries, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McClain Industries, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.




                                            REHMANN ROBSON, P.C.



Farmington Hills, Michigan
December 7, 2000

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------


                                 ASSETS                                          SEPTEMBER 30,
                                                                    ---------------------------------------
                                                                          2 0 0 0              1 9 9 9
                                                                    ------------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                                           $     1,401,810      $     1,908,397
  Accounts receivable, net of allowance for doubtful accounts
    of $920,000 in 2000 ($570,000 in 1999)                                 20,292,647           20,140,166
  Inventories                                                              52,031,112           63,281,785
  Net investment in sales-type leases, current portion                      7,500,000            5,900,000
  Prepaid expenses                                                            238,404              237,129
  Refundable federal and state income taxes                                   587,612                    -
                                                                    ------------------    -----------------

TOTAL CURRENT ASSETS                                                       82,051,585           91,467,477

PROPERTY, PLANT AND EQUIPMENT, NET                                         23,298,832           23,236,170

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
  CURRENT PORTION                                                          16,486,444           12,871,973
Equipment under construction                                                1,012,690              698,234
Goodwill, net of amortization                                                 616,624            1,044,734
Other                                                                         218,738              605,401
                                                                    ------------------    -----------------





TOTAL ASSETS                                                          $   123,684,913       $  129,923,989
                                                                    ==================    =================









The accompanying notes are an integral part of these consolidated financial statements.


                             LIABILITIES AND
                        STOCKHOLDERS' INVESTMENT                       SEPTEMBER 30,
                                                          --------------------------------------
                                                                2 0 0 0             1 9 9 9
                                                          ------------------  ------------------
CURRENT LIABILITIES
  Accounts payable                                          $    14,523,573     $    21,775,139
  Current portion of long-term debt                               4,200,000           4,450,000
  Accrued expenses                                                3,740,452           4,682,156
  Federal and state income taxes                                          -           1,870,217
                                                          ------------------  ------------------

TOTAL CURRENT LIABILITIES                                        22,464,025          32,777,512

Long-term debt, net of current portion                           67,476,117          62,648,684

Product liability                                                 1,182,315           1,406,828

Deferred income taxes                                             2,355,000           2,200,000
                                                          ------------------  ------------------

TOTAL LIABILITIES                                                93,477,457          99,033,024
                                                          ------------------  ------------------

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' INVESTMENT
  Common stock, no par value; authorized 10,000,000 shares,
    issued and outstanding, 4,565,661 shares
    (4,660,878 shares in 1999)                                    4,273,875           4,871,530
  Retained earnings                                              25,933,581          26,019,435
                                                          ------------------  ------------------

TOTAL STOCKHOLDERS' INVESTMENT                                   30,207,456          30,890,965
                                                          ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $   123,684,913     $   129,923,989
                                                          ==================  ==================

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEAR ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------
                                           2 0 0 0             1 9 9 9            1 9 9 8
                                     ------------------  ------------------  -----------------

Net sales                             $   141,117,959      $  140,604,885     $  116,554,031

Cost of sales                             119,208,522         115,863,228         95,786,681
                                     ------------------  ------------------  -----------------

GROSS PROFIT                               21,909,437          24,741,657         20,767,350

Selling, general and administrative
   expenses                                18,002,259          16,234,546         13,363,850
                                     ------------------  ------------------  -----------------

INCOME FROM OPERATIONS                      3,907,178           8,507,111          7,403,500
                                     ------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)
  Interest expense                         (6,343,380)         (3,982,325)        (3,381,132)
  Interest income                           2,457,524           1,575,188          1,285,016
  Other, net                                 (151,176)            236,964           (493,492)
                                     ------------------  ------------------  -----------------

OTHER EXPENSE - NET                        (4,037,032)         (2,170,173)        (2,589,608)
                                     ------------------  ------------------  -----------------

(LOSS) INCOME BEFORE INCOME TAXES            (129,854)          6,336,938          4,813,892

Income taxes (benefit)                        (44,000)          2,155,000          1,430,000
                                     ------------------  ------------------  -----------------

NET (LOSS) INCOME                     $       (85,854)     $    4,181,938     $    3,383,892
                                     ==================  ==================  =================

Net (loss) income per share:
   Basic                              $         (0.02)     $         0.90     $         0.72
                                     ==================  ==================  =================
   Assuming dilution                  $         (0.02)     $         0.90     $         0.72
                                     ==================  ==================  =================









The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                     COMMON STOCK
                            -----------------------------      RETAINED
                                SHARES          AMOUNT         EARNINGS         TOTALS
                            -------------  --------------  ---------------  ----------------
Balance at October 1,
   1997                       4,737,622     $  5,383,486    $  18,453,605    $  23,837,091

Shares issued                    45,284           90,323                -           90,323

Shares repurchased              (96,179)        (476,000)               -         (476,000)

Net income                            -                -        3,383,892        3,383,892
                            -------------  --------------  ---------------  ----------------

Balance at September 30,
   1998                       4,686,727        4,997,809       21,837,497       26,835,306

Shares issued                     4,505           25,123                -           25,123

Shares repurchased              (30,354)        (151,402)               -         (151,402)

Net income                            -                -        4,181,938        4,181,938
                            -------------  --------------  ---------------  ----------------

Balance at September 30,
   1999                       4,660,878        4,871,530       26,019,435       30,890,965

Shares issued                     7,350           32,970                -           32,970

Shares repurchased             (102,567)        (630,625)               -         (630,625)

Net loss                              -                -          (85,854)         (85,854)
                            -------------  --------------  ---------------  ----------------

BALANCE AT SEPTEMBER 30,
   2000                       4,565,661      $ 4,273,875    $   25,933,58    $  30,207,456
                            =============  ==============  ===============  ================











The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------------------------------------
                                                                        2 0 0 0               1 9 9 9              1 9 9 8
                                                                 ------------------ ------------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                               $       (85,854)    $     4,181,938         $   3,383,892
  Adjustments to reconcile net (loss) income to
    net cash used in operating activities
   Depreciation and amortization                                        3,425,281           3,280,109             3,395,115
   Deferred income taxes (benefit)                                        155,000             (15,000)              115,000
   Provision for doubtful accounts                                        230,800             146,500               481,407
   Gain on disposal of plant and equipment                                (28,856)             (8,330)               (1,530)
   Common stock issued to directors for services                           32,970              25,123                31,127
   Net changes in operating assets and liabilities
     which provided (used) cash:
     Accounts receivable                                                 (383,281)          3,949,095            (8,127,905)
     Inventories                                                       11,250,673         (24,408,308)           (7,861,711)
     Net investment in sales-type leases                               (5,214,471)         (9,658,012)             (865,186)
     Prepaid expenses and other assets                                   (623,411)           (233,581)              403,712
     Accounts payable                                                  (7,251,566)          3,369,915             4,272,578
     Accrued expenses                                                  (2,811,921)          1,500,945             1,400,960
                                                                 ------------------ --------------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,304,636)        (17,869,606)           (3,372,541)
                                                                 ------------------ --------------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of plant and equipment                                     (2,953,102)         (2,768,433)             (965,246)
  Payments on liabilities assumed upon the
    Galion acquisition                                                   (224,513)           (503,077)             (241,967)
  Proceeds from sale of plant and equipment                                28,856               8,330                 1,528
                                                                 ------------------ ------------------------ -----------------
NET CASH USED IN INVESTING ACTIVITIES                                  (3,148,759)         (3,263,180)           (1,205,685)
                                                                 ------------------ ------------------------ -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                          9,027,433          24,303,311             7,269,129
  Repayments of long-term debt                                         (4,450,000)         (3,034,732)           (2,752,514)
  Sale of common stock under stock option plan
                                                                                -                   -                59,196
  Repurchase of common stock                                             (630,625)           (151,402)             (476,000)
                                                                 ------------------ ------------------------ -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,946,808          21,117,177             4,099,811
                                                                 ------------------ ------------------------ -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (506,587)            (15,609)             (478,415)
Cash and cash equivalents, beginning of year                            1,908,397           1,924,006             2,402,421
                                                                 ------------------ ------------------------ -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $     1,401,810       $   1,908,397         $   1,924,006
                                                                 ================== ======================== =================




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

         Sales to a major customer aggregated approximately $31,870,000, $32,500,000, and $33,642,000 in 2000, 1999 and 1998, respectively. The
         Company had receivables of approximately $2,070,000 and $3,066,000 from this customer at September 30, 2000 and 1999, respectively. The loss of this customer could adversely affect the Company's short-term operating results.

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

         Sales-Type Leases

         The Company, through McClain Group Leasing, Inc., offers lease financing to certain purchasers of the Company's products. These leases, along with TRAC leases (Note 4) entered into subsequent to September 30, 1998, meet the criteria for classification as capitalized leases and are accounted for as sales-type leases, whereby sales and gross profit are recognized at the inception of the lease. Accordingly, an investment is reflected on the accompanying balance sheets in an amount equal to the gross minimum lease payments receivable less unearned finance income. Unearned finance income is amortized in such a manner as to produce a constant periodic rate of return on the net investment in the lease.

         Goodwill

         Goodwill representing the purchase price in excess of the fair values of net assets acquired is amortized on a straight line basis. The amortization period is estimated based upon management's judgements and is generally five years. Accumulated amortization as of September 30, 2000 and 1999 was $1,634,101 and $1,205,990, respectively.

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The diluted amount reflects the potential dilution of all common stock equivalents. At September 30, 2000, 1999 and 1998 options to purchase 262,000, 244,998, and 199,476 common shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares. A reconciliation of the denominators used in the basic and diluted share calculation follows for the years ended September 30:



                                                              2 0 0 0       1 9 9 9        1 9 9 8
                                                           ------------  -------------  ------------

        Denominator:
           Weighted average shares outstanding, basic        4,565,661     4,673,027      4,711,741
           Incremental shares from assumed
             conversion of options                                   -           109              -
                                                             ---------     ---------      ---------
        Weighted average shares outstanding, diluted         4,565,661     4,673,583      4,711,741
                                                             =========     =========      =========




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

Common Stock Issued to Directors for Services

Common stock is issued from time to time in lieu of cash for services provided to the Company by its Directors and is recorded as compensation expense generally at the fair value on the date of issuance.

Revenue Recognition

Sales are recorded by the Company when the products are delivered to independent distributors or other customers.

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

      The following is a summary of changes in the allowance for doubtful accounts during each of the three years in the period ended September 30:



                                                     2 0 0 0        1 9 9 9       1 9 9 8
                                                  -------------  -------------  ------------
         Balance, beginning of year                 $ 570,000      $ 800,000     $ 500,000
         Add provision charged
           against income                             230,800        146,500       481,400
         Less uncollectible accounts
           written off, net of recoveries             119,200       (376,500)     (181,400)
                                                    ---------      ---------     ---------
         BALANCE, END OF YEAR                       $ 920,000      $ 570,000     $ 800,000
                                                    =========      =========     =========


3.    INVENTORIES

      Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. The major components of inventories were as follows at September 30:


                                                       2 0 0 0         1 9 9 9
                                                   --------------   -------------
              Materials                            $  23,918,300    $  19,416,535
              Work-in process                          5,521,754        5,555,977
              Finished goods                          11,146,428       11,120,913
                                                   -------------    -------------
                                                      40,586,482       36,093,425
              Chassis                                 11,444,630       27,188,360
                                                   -------------    -------------

                                                   $  52,031,112    $  63,281,785
                                                   =============    =============


      The chassis inventory above consists of the cost of the vehicle as purchased from the manufacturer and, as applicable, includes the Company's cost of manufacturing, assembling and mounting its truck bodies and waste handling equipment products. The purchased cost of the chassis on a stand-alone basis was $8,473,526 and $24,733,961 at September 30, 2000 and 1999, respectively.

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.    LEASING OPERATIONS

      Sale-Leaseback-Sublease Transactions

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

      Sales-Type Leases

      The Company provides financing contracts for the sales of various manufactured products to certain of its customers. Such financing is principally structured in the form of finance leases having a five-year term, which are accounted for as sales-type leases, with the related gross profit on sale of the products recognized as income currently.

      The total net investment in these sales-type leases is comprised of the following amounts at September 30:


                                                               2 0 0 0           1 9 9 9
                                                           ---------------   ---------------

             Gross minimum lease payments
               collectible in monthly installments          $ 30,248,398     $ 23,060,916
             Less advance lease payments and
               deposits received
                                                                 787,093          428,563
             Subtotal                                       ------------     ------------
             Less unearned finance income                     29,461,305       22,632,353
                                                               5,474,861        3,860,380
             Total net investment in sales-type leases      ------------     ------------
             Current portion                                  23,986,444       18,771,973
                                                               7,500,000        5,900,000
             Noncurrent portion                             ------------     ------------
                                                            $ 16,486,444     $ 12,871,973
                                                            ============     ============

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Gross minimum lease payments, net of advances and deposits, are collectible in the following scheduled annual amounts for the years succeeding September 30, 2000:



                Year ending
                September 30                                 Amount
              ---------------                           -----------------
                   2001                                  $   8,756,000
                   2002                                      7,676,000
                   2003                                      6,411,000
                   2004                                      4,946,000
                   2005                                      1,672,305
                                                        --------------
                Gross minimum amount collectible         $  29,456,305
                                                        ==============

      The TRAC leasing programs in place with financial institutions allow for maximum availability of $16,000,000 in lease commitments which provide for financing of 100% of eligible lease receivables over the term of the related lease. These notes are secured by a pledge of the remittances in the related sublease. At September 30, 2000, approximately $15,785,759 had been drawn on these lease programs, $3,287,464 of which is accounted for as capital lease obligations (Note 7) and $12,498,295 of which is accounted for as minimum lease payments due under operating leases.

      The following is a schedule of future minimum lease payments required under capital lease obligations for the years succeeding September 30, 2000:



              Year ending
              September 30                                         Amount
            ---------------                                    ------------
                 2001                                          $   850,000
                 2002                                              850,000
                 2003                                              850,000
                 2004                                              737,464
                                                               -----------
              Total                                              3,287,464
              Less amounts representing interest
                at various interest rates                           62,000
                                                               -----------
              Present value of net minimum lease payments      $ 3,225,464
                                                               ===========

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      Rental income from these subleasing activities was $2,817,000 and $1,221,000, $1,382,000 in the years 2000, 1999 and 1998, respectively, while the related rental expense for the leaseback of the products was $2,629,000, $1,035,000 and $1,317,000 during the years ended September 30,
      2000, 1999 and 1998, respectively. Proceeds of the subleasing activities have been, and are expected to continue to be, in excess of the related rental expense. Minimum scheduled rental payments and rental receipts under these operating lease arrangements in future years are summarized as follows:



                Year ending                            Rental          Rental
                September 30                          Payments        Receipts
                ------------                       --------------  --------------
                    2001                            $  2,749,625    $  3,239,092
                    2002                               2,749,625       3,239,092
                    2003                               2,749,625       3,239,092
                    2004                               2,749,625       3,239,092
                    2005                               1,499,795       1,766,778
                                                    ------------    ------------
                Gross minimum rental payments       $ 12,498,295    $ 14,723,146
                                                    ============    ============

      Total residual values guaranteed by the Company under these leasing arrangements approximates $1,150,000 as of September 30, 2000.


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

      Property, plant and equipment consisted of the following amounts as of September 30:



                                                                2 0 0 0         1 9 9 9
                                                             -------------   --------------
               Land                                          $  2,366,387     $  2,282,977
               Buildings and improvements                      15,783,431       14,926,790
               Machinery and equipment                         24,008,223       22,903,789
               Furniture, fixtures and vehicles                 4,400,067        4,169,061
                                                             ------------     ------------
               Less accumulated depreciation                   23,259,276       21,046,447
                                                             ------------     ------------
               Property, plant and equipment, net            $ 23,298,832     $ 23,236,170
                                                             ============     ============

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6.    LINES OF CREDIT

      The Company and certain of its subsidiaries are party to the following line of credit agreements with financial institutions as of September 30:



                                                                                       2 0 0 0          1 9 9 9
                                                                                    --------------   -------------

           Revolving line of credit providing for maximum availability of up to
           $32,142,858 and $33,333,334 at September 30, 2000 and 1999,
           respectively. In May 2000, the Company signed a new agreement temporarily increasing the availability of the line to $35,000,000.
           The agreement calls for a monthly reduction to the availability of
           $714,286, beginning June 1, 2000, and continuing through December 31,
           2000, when the total availability will be $30,000,000. Borrowings are limited to 80% of the eligible accounts receivable and 50% of qualified inventory and are subject to interest at the LIBOR rate
           plus 200 basis points (9.18% at September 30, 2000).                      $  30,341,000   $  26,858,901

           The agreement is collateralized by substantially all the assets of the Company and contains various covenants requiring the Company to maintain certain financial ratios. The agreement also prohibits the Company from incurring additional indebtedness other than subordinated indebtedness and limits plant and equipment acquisitions to $3.0 million per fiscal year. This agreement expires in May 2002, at which time the Company expects to obtain a renewal upon the same or similar terms.

           Line of credit providing for maximum availability of $20,000,000 in
           2000 and $15,000,000 in 1999. The agreement calls for a reduction to the availability of $5,000,000 at December 31, 2000, when the total availability will be $15,000,000. Borrowings are limited to 80% of eligible lease receivables and are subject to interest at the LIBOR rate plus 200 basis points (9.18% at September 30, 2000). The agreement is collateralized by certain equipment leases held by the
           Company's leasing subsidiary. This agreement expires in May 2002, at which time the Company expects to obtain a renewal upon the same or
           similar terms.                                                               17,808,000      12,125,000
                                                                                     -------------   -------------
           Total lines of credit borrowings (Note 7)                                 $  48,149,000   $  38,983,901
                                                                                     =============   =============

                   MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7.    LONG-TERM DEBT

      Long-term debt consisted of the following obligations as of September 30:

                                                                                       2 0 0 0          1 9 9 9
                                                                                    --------------   -------------

           Promissory note to a bank, collateralized by certain assets as disclosed in Note 6. The note is payable in monthly installments of
           $220,000 plus interest at the LIBOR rate plus 230 basis points
           (effective rate of 9.48% at September 30, 2000), maturing in
           September 2006.                                                           $  15,860,000   $  18,500,000

           Promissory notes to banks, collateralized by commercial mortgages on certain real estate, payable in monthly installments of $28,300 plus interest ranging from the bank prime rate to prime plus 1/4%
           (effective rates of 9.5% to 9.75% at September 30, 2000), maturing at
           various dates through December 2002                                             791,653       1,039,783

           Industrial Revenue Bonds, collateralized by a bank letter of credit.
           The bonds are payable in annual installments of $525,000 through
           April 2007. The bonds bear interest, payable monthly, at either a fixed term, or a variable rate (effective rate of 4.6% at September
           30, 2000) as determined by the bond holder.                                   3,650,000       4,175,000
                                                                                     -------------   -------------

           Subtotal, notes and bonds                                                    20,301,653      23,714,783

           Capital lease obligations (Note 4)                                            3,225,464       4,400,000

           Lines of credit borrowings (Note 6)                                          48,149,000      38,983,901
                                                                                     -------------   -------------
           Total long-term debt                                                         71,676,117      67,098,684


           Less current portion                                                          4,200,000       4,450,000
                                                                                     -------------   -------------
                                                                                     $  67,476,117   $  62,648,684
           Long-term debt, net of current portion                                    =============   =============

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Scheduled aggregate principal maturities of long-term debt for each of the five years succeeding September 30, 2000 and thereafter are presented below:


              Year ending
              September 30                              Amount
          -------------------                       ---------------
                 2001                               $     4,200,000
                 2002                                    52,649,000
                 2003                                     4,110,841
                 2004                                     3,866,276
                 2005                                     3,165,000
              Thereafter                                  3,685,000
                                                    ---------------
                                                    $    71,676,117
                                                    ===============

         The debt agreements contain certain restrictive covenants which require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As of September 30, 2000, the Company was not in compliance with certain of the financial covenants contained in the loan agreements with its principal lending institution. In December 2000, the Company's principal lender waived its rights to accelerate repayment of the debt arising from such covenant violations and agreed to amend those covenants, which are considered by management to be more compatible with the Company's current operations. Accordingly, the obligations are classified on the accompanying consolidated balance sheet at September 30, 2000 according to their original repayment terms.


8.       ACCRUED EXPENSES

         Accrued expenses included on the accompanying consolidated balance sheets consist of the following amounts at September 30:


                                                   2 0 0 0             1 9 9 9
                                              ---------------     ---------------
             Sales discounts                  $     1,084,919     $     1,018,312
             Compensation                             300,343             788,200
             Vacation and holiday pay                 415,006             434,303
             Taxes                                    439,738             607,510
             Insurance                                394,270             777,283
             Other                                  1,106,176           1,056,548
                                              ---------------     ---------------
             Total                            $     3,740,452     $     4,682,156
                                              ===============     ===============

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       INCOME TAXES

         The provision (benefit) for income taxes for each of the three years in the period ended September 30, consists of the following components:


                                                          2 0 0 0        1 9 9 9         1 9 9 8
                                                       -----------    ------------    -------------
               Current federal provision (benefit)     $  (199,000)   $  2,170,000    $   1,315,000
               Deferred provision (benefit)                155,000         (15,000)         115,000
                                                       -----------    ------------    -------------
               Total income taxes (benefit)            $   (44,000)   $  2,155,000    $   1,430,000
                                                       ===========    ============    =============

         The effective income tax rate on consolidated pre-tax income differs from the federal statutory rate for the following reasons:


                                                   2 0 0 0               1 9 9 9                1 9 9 8
                                                ------------   ----   ------------   ----   -------------   ----
                                                    Amount       %       Amount        %         Amount       %
                                                ------------   ----   ------------   ----   -------------   ----
            Provision (benefit) computed
               at statutory rate                $    (44,000)    34   $  2,155,000     34   $   1,637,000     34
            Nondeductible expenses                    27,000      1         22,000      1          21,000      1
            Cancellation of debt
              related to EPCO restructuring               --     --             --     --        (207,000)    (4)
            Other                                    (27,000)    (1)       (22,000)    (1)        (21,000)    (1)
                                                ------------   ----   ------------   ----   -------------   ----
                                                $    (44,000)    34   $  2,155,000     34   $   1,430,000     30
                                                ============   ====   ============   ====   =============   ====

         The balance of the net deferred income tax liability consists of temporary basis differences related to the following assets and liabilities as of September 30:


                                                            2 0 0 0             1 9 9 9
                                                       ---------------     ---------------
               Taxable differences:
                  Property and equipment               $     3,101,000     $     2,905,000
                  Inventory                                  1,143,000           1,100,000
                                                       ---------------     ---------------
               Gross deferred tax liabilities                4,244,000           4,005,000
                                                       ---------------     ---------------
               Deductible differences:
                  Product liability                            402,000             478,000
                  Accounts receivable                          313,000             193,000
                  Accrued expenses                             812,000             889,000
                  Goodwill                                     362,000             245,000
                                                       ---------------     ---------------
               Gross deferred tax assets               $     1,889,000     $     2,200,000
                                                       ---------------     ---------------
               Net deferred income tax liability       $     2,355,000     $     2,220,000
                                                       ===============     ===============

         The components which comprise gross deferred taxes are predominantly noncurrent; as such, the entire related net liability is classified as noncurrent.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      EMPLOYEE PENSION AND PROFIT SHARING PLANS

         The Company and certain subsidiaries have qualified pension and profit sharing plans covering substantially all union employees. Contributions to the plans were calculated at an hourly rate as defined in the various union contracts. The Company also maintains a defined contribution pension plan qualified pursuant to Section 401(k) of the Internal Revenue Code for certain union employees and all eligible non-union employees. The Company makes matching contributions of specified percentages of participants' compensation. The cost of all of these plans was $729,183 in 2000, $673,480 in 1999, and $494,133 in
         1998.

         The Company has an employee stock bonus plan for full time, salaried and non-union employees. Company contributions are discretionary each year and are generally limited to 15% of participants' compensation. No contributions were made for the years ended September 30, 2000, 1999 and 1998.


11.      RELATED PARTY TRANSACTIONS

         Leases

         The Company leases an operating facility from siblings of the President of McClain Industries, Inc. on a month-to-month basis with annual rentals totaling $42,000 in each of the years ended September 30, 2000, 1999 and 1998.

         Insurance Costs

         Raymond Elliott, a director of the Company, is also the owner of Hartland Insurance Group. That entity provided insurance at a cost of approximately $1,466,000, $1,005,000, and $1,100,000 to the Company
         during the years ended September 30, 2000, 1999 and 1998, respectively. That entity received fees and commissions in connection with these transactions of approximately $170,000, $117,500, and $116,000, respectively.

         Product Sales

         The Company had product sales of approximately $282,500, $231,000, and $590,000, during the years ended September 30, 2000, 1999 and 1998, respectively, to a business controlled by the President of McClain Industries, Inc.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      STOCK BASED COMPENSATION PLANS

         The Company maintains the 1999 and 1989 Retainer Stock Plans for Non-employee Directors and the McClain 1999 and 1989 Incentive Stock Plans.

         Retainer Stock Plans

         The Retainer Stock Plans as adopted call for reserving 233,333 shares of the Company's no par common stock and allows non-employee directors the option to receive payment of all or a portion of their directors fees in the form of shares of common stock at the fair value of such shares on the date of issuance. For the years ended September 30, 2000, 1999 and 1998 the Company issued 7,350, 4,505, and 7,593 shares, respectively, of its common stock to such directors in exchange for services rendered.

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

         The following table presents a summary of stock option activity for each of the years in the three year period ended September 30:


                                                       2 0 0 0              1 9 9 9              1 9 9 8
                                                 -------------------   -------------------  --------------------
                                                            Exercise              Exercise              Exercise
                                                   Shares    Price *    Shares     Price *    Shares     Price *
                                                 ---------  --------   ---------  --------  ----------  --------
             Outstanding, beginning of year        269,665  $   6.30     199,476  $   6.30     191,391  $   5.71
             Granted                                    --        --     130,000      5.42      74,000      5.08
             Exercised                                  --        --          --        --     (30,825)     3.25
             Forfeited/expired                     (57,665)     7.06     (59,811)     7.06     (35,090)     3.25
                                                 ---------  --------   ---------  --------  ----------  --------
             Outstanding, end of year              212,000  $   5.34     269,665  $   5.71     191,391  $   6.30
                                                 ---------  --------   ---------  --------  ----------  --------
             Exercisable, end of year              102,982  $   5.32      85,332  $   6.50     164,491  $   6.73
                                                 =========  ========   =========  ========  ==========  ========

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OPTIONS AT SEPTEMBER 30, 2000




                                                      Options Outstanding               Options Exercisable
                                              ------------------------------------     ---------------------
                                                           Remaining
                                                           Contractual    Exercise                  Exercise
          Range of Exercise Prices              Shares       Life *        Price *       Shares      Price *
          ------------------------------      ----------   -----------   ---------     ---------    --------
             $5.00 to $5.50                      197,000     3.0 years   $    5.30        87,982    $   5.40
             $5.51 to $6.00                       15,000     1.2 years        5.75        15,000        5.75
                                              ----------   -----------   ---------     ---------    --------
          Total                                  212,000     2.9 years   $    5.34       102,982    $   5.45
                                              ==========   ===========   =========     =========    ========


         *Weighted average

         The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options issued pursuant to the 1999 and 1989 Incentive Stock Plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recorded in the accompanying consolidated statements of operations. There were no stock options granted during fiscal 2000. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", using the Black-Scholes option pricing model, the following weighted average assumptions for grants in 1999 and 1998 would have been employed: expected volatility of 71% and 66%, risk free interest rate of 5.5%, and expected lives of 5 years. The pro-forma effect on results of operations would have been a decrease in net income by $223,000 and $121,000 for the years ended September 30, 1999 and 1998, respectively.


13.      COMMON STOCK REPURCHASES

         The Board of Directors has authorized the Company to repurchase from time to time on the open market up to 500,000 shares of the Company's common stock. During the year ended September 30, 2000, the Company repurchased 102,567 shares at prices ranging from $3.87 to $5.97. During the year ended September 30, 1999, the Company repurchased 30,354 shares at prices ranging from $3.375 to $5.75. During the year ended September 30, 1998, the Company repurchased 96,179 shares at prices ranging from $3.75 to $5.25 per share.


14.      SUPPLEMENTAL CASH FLOWS INFORMATION

         During the years ended September 30, 2000, 1999 and 1998, common stock valued at $32,970, $25,123, and $31,127, respectively, was issued to non-employee directors in exchange for services rendered.

         Cash paid for interest amounted to $6,210,200 for 2000, $3,855,735 for 1999, and $3,356,571 for 1998. Cash paid for federal income taxes amounted to $304,000 for 2000, $350,000 for 1999, and $-0- for 1998.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      SEGMENT INFORMATION

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

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information regarding the Company's operating segments follows:


                                     Manufacturing           Truck          Leasing
                                      Operations             Group         Operations           Totals
                                    --------------      -------------    -------------      -------------
  2000
  ----
     Net sales                      $  103,648,239      $  37,469,720    $          --      $ 141,117,959
     Lease revenues                             --                 --        5,391,613          5,391,613
     Operating income                    4,670,355         (1,675,215)         912,038          3,907,178
     Interest expense                    2,973,818          1,825,362        1,544,200          6,343,380
     Income (loss) before
        income taxes                     2,458,685         (3,500,577)         912,038           (129,854)
     Identifiable assets                86,921,342         11,641,505       25,122,066        123,684,913
     Capital expenditures                2,953,102                 --               --          2,953,102
     Depreciation
        amortization                     3,425,281                 --               --          3,425,281

  1999
  ----
     Net sales                      $  105,024,800      $  35,580,085    $          --      $ 140,604,885
     Lease revenues                             --                 --        3,597,594          3,597,594
     Operating income                    7,327,614            368,844          810,653          8,507,111
     Interest expense                    2,283,630            988,496          710,199          3,982,325
     Income (loss) before
        income taxes                     5,913,909           (387,624)         810,653          6,336,938
     Identifiable assets                80,563,757         26,162,434       23,197,798        129,923,989
     Capital expenditures                2,768,433                 --               --          2,768,433
     Depreciation and
        amortization                     3,280,109                 --               --          3,280,109

  1998
  ----
     Net sales                      $   95,143,347      $  21,410,684    $          --      $ 116,554,031
     Lease revenues                             --                 --        2,588,787          2,588,787
     Operating income (loss)             6,677,317            743,721          (17,538)         7,403,500
     Interest expense                    2,809,504                 --          571,628          3,381,132
     Income (loss) before
        income taxes                     4,087,709            743,721          (17,538)         4,813,892
     Identifiable assets                83,883,371          5,569,526       10,794,070        100,246,967
     Capital expenditures                  965,246                 --               --            965,246
     Depreciation and
        amortization                     3,395,115                 --               --          3,395,115


Net sales for the Truck Group include sales of products manufactured by the Company of $9,906,371, $9,129,104, and $4,551,877 for the years ended September 30, 2000, 1999, and 1998, respectively.

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

         A liability to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at September 30, 2000. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

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

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Labor Union Matters

         Certain of the Company's hourly employees are represented by various labor unions pursuant to collective bargaining agreements which expire between November 2002 and June 2003.

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

         Sales Commitment

         In connection with the purchase of a manufacturing facility in 1996, the seller of the facility agreed to use reasonable commercial efforts to purchase annually from the Company, manufactured products in an amount that is not less than $25,000,000 in sales per year through December 31, 2001. In the event the $25,000,000 is reached, the Company has agreed to pay to the customer $1,200,000 during each year. In addition, a 5% sales discount will be paid on sales in excess of $25,000,000. If the customer purchases less than $25,000,000 annually, the $1,200,000 amount is to be reduced in accordance with the terms of the acquisition agreement. For the years ended September 30, 2000, 1999 and 1998 approximately $1,394,645, $1,308,000, and $1,327,000 has been recorded as sales discounts in connection with post-acquisition sales of $31,870,000, $32,500,000, and $33,642,000, respectively, made to the customer pursuant to the agreement. On November 29, 1999, the Company signed an amendment to this agreement that extended the contract through December 31, 2003.

         Health Insurance

         The Company is self-insured for certain health benefits up to $100,000 per occurrence per individual, with an aggregate limitation of $1,600,000 annually. The Company is self-insured for State of Michigan workers' compensation up to $200,000 per occurrence, with an annual limitation of $500,000 annually.

         Other Legal Matters

         The Company is also involved in routine litigation incidental to its business. Management believes that the resolution of these matters will not materially affect the consolidated financial statements.

                                    * * * * *

                                INDEX TO EXHIBITS


Exhibit No.         Description                                                           Location
-----------         -----------                                                           --------
    3.1             Articles of Incorporation of McClain Industries, Inc.                    (7)
    3.2             Bylaws of McClain Industries, Inc.                                       (1)
    10.1            McClain Industries, Inc. 1989 Incentive Stock Plan                       (2)
    10.2            McClain Industries, Inc. 1989 Retainer Stock Plan for Non-               (2)
                    Employee Directors
    10.3            Agreement of Purchase and Sale dated July 20, 1992 by and                (4)
                    between Peabody International
                    Corporation, as Seller, and Galion Holding Company, as Buyer
    10.4            Manufacture and License Agreement dated as of November 2,                (6)
                    1992, between Galion Dump Bodies, as Licensor, and the
                    Company, as Licensee
    10.5            Loan documents dated as of March 1, 1993, between the                    (6)
                    Company and Galion Dump Bodies and E-Z Pack
    10.6            Guaranty Fee Agreement dated as of March 2, 1993, between                (6)
                    Galion Holding and the Company
    10.7            Purchase Agreement, dated as of March 30, 1993, between the              (7)
                    Company and Group Properties III
    10.8            Purchase Agreement, dated as of March 30, 1993, between the              (7)
                    Company and Group Properties
    10.9            Purchase Agreement, dated as of March 30, 1993, between the              (7)
                    Company and Group Properties of Georgia
    10.10           Commercial Mortgage, Assignment of Leases and Rents, Security            (8)
                    Agreement and Financing Statement Dated February 6, 1995,
                    between Standard Federal Bank and the Company
    10.11           Commercial Mortgage, Assignment of Leases and Rents, Security            (8)
                    Agreement and Financing Statement Dated February 6, 1995,
                    between Standard Federal Bank and the Company
    10.12           Second Amendment to Open-End Commercial Mortgage and                     (8)
                    Assignment of Lease and Rentals (Secures Future Advances)
                    dated February 6, 1995, between Standard Federal Bank and E-Z
                    Pack
    10.13           Second Amendment to Open-End Commercial Mortgage and                     (8)
                    Assignment of Lease and Rentals (Secures Future Advances)
                    dated February 6, 1995, between Standard Federal Bank and
                    Galion Dump Bodies
    10.14           Fifth Amendment to Open-End Commercial Mortgage and                      (8)
                    Assignment of Lease and Rentals (Secures Future Advances)
                    between Standard Federal Bank and Galion Dump Bodies dated
                    June 22, 1995.
    10.15           Third Amended and Restated Promissory Note (Line of Credit)              (8)
                    dated June 22, 1995, between Standard Federal Bank, Galion
                    Holding, E-Z Pack, Galion Dump Bodies and McClain
                    Group Sales of Florida
    10.16           Security Agreement dated June 22, 1995, between Standard                 (8)
                    Federal Bank and McClain Group Sales of Florida
    10.17           Fifth Amendment to Open-End Commercial Mortgage and                      (8)
                    Assignment of Lease and Rentals (Secures Future Advances)
                    dated June 22, 1995, between Standard Federal Bank and E-Z
                    Pack
    10.18           Loan Agreement dated July 17, 1996, between Standard Federal             (9)
                    Bank and Leasing


Exhibit No.       Description                                                             Location
-----------       -----------                                                             --------
    10.19         Promissory Note (Line of Credit) dated July 17, 1996, between              (9)
                  Standard Federal Bank and Leasing
    10.20         Commercial Mortgage, Assignment of Leases and Rents, Security              (9)
                  Agreement and Financing Statement dated August 29, 1996,
                  between Standard Federal Bank and McClain-Alabama.
    10.21         Security Agreement dated August 29, 1996, between Standard                 (9)
                  Federal Bank and McClain-Alabama
    10.22         Master Lease Agreement dated July 15, 1995 between Fifth Third             (9)
                  Leasing Company and Leasing
    10.23         Master Lease Agreement dated May 17, 1996 between NBD Bank                 (9)
                  and Leasing
    10.24         Term Note dated January 17, 1997 between Trust Company Bank                (10)
                  of Middle Georgia and the Company
    10.25         Preliminary Placement Memorandum dated April 17, 1997 - The                (10)
                  Industrial Development Board of the City of Demopolis Industrial
                  Development Revenue Bonds Series 1997 (McClain of Alabama,
                  Inc. Project)
    10.26         Lease Agreement dated April 1, 1997 between the Industrial                 (10)
                  Development Board of the City of Demopolis and McClain of
                  Alabama
    10.27         Trust Indenture Agreement dated April 1, 1997 between the                  (10)
                  Industrial Development Board of the City of Demopolis and LaSalle
                  National Bank
    10.28         Bond Guaranty Agreement dated April 1, 1997 between LaSalle                (10)
                  National Bank and McClain-Alabama
    10.29         Mortgage, Assignment of Leases and Security Agreement dated                (10)
                  April 1, 1997 from the Industrial Development Board of the City of
                  Demopolis and McClain-Alabama to Standard Federal Bank
    10.30         Standard Federal Bank Irrevocable Letter of Credit dated April 23,         (10)
                  1997
    10.31         Placement Agency Agreement dated April 23, 1997 - The Industrial           (10)
                  Development Board of the City of Demopolis Industrial
                  Development Revenue Bond Series 1997 (McClain of Alabama,
                  Inc. Project)
    10.32         Remarketing Agreement dated April 23, 1997 among LaSalle                   (10)
                  National Bank, The Industrial Development Board of the City of
                  Demopolis and McClain of Alabama, Inc.
    10.33         Loan Agreement dated April 16, 1998 between Standard Federal               (11)
                  Bank and McClain Industries, Inc., McClain of Alabama, Inc.,
                  McClain of Georgia, Inc., McClain of Ohio, Inc., McClain of
                  Oklahoma, Inc., McClain EPCO, Inc., Shelby Steel Processing
                  Company, McClain Tube Company, Galion Holding Company,
                  McClain E-Z Pack, Inc., Galion Dump Bodies, Inc., McClain Group
                  Sales, Inc., and McClain Group Sales of Florida, Inc.
    10.34         Promissory Note (Line of Credit) dated April 16, 1998 between              (11)
                  Standard Federal Bank and McClain Industries, Inc., McClain of
                  Alabama, Inc., McClain of Georgia, Inc., McClain of Ohio, Inc.,
                  McClain of Oklahoma, Inc., McClain EPCO, Inc., Shelby Steel
                  Processing Company, McClain Tube Company, Galion Holding
                  Company, McClain E-Z Pack, Inc., Galion Dump Bodies, Inc.,
                  McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.


Exhibit No.       Description                                                             Location
-----------       -----------                                                             --------
    10.35         Promissory Note (Term Loan) dated April 16, 1998 between                   (11)
                  Standard Federal Bank and McClain Industries, Inc., McClain of
                  Alabama, Inc., McClain of Georgia, Inc., McClain of Ohio, Inc.,
                  McClain of Oklahoma, Inc., McClain EPCO, Inc., Shelby Steel
                  Processing Company, McClain Tube Company, Galion Holding
                  Company, McClain E-Z Pack, Inc., Galion Dump Bodies, Inc.,
                  McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.
    10.36         Promissory  Note (Line of Credit Converting to Term Loan) dated            (11)
                  April 16, 1998 between Standard Federal Bank and McClain
                  Industries, Inc., McClain of Alabama, Inc., McClain of Georgia,
                  Inc., McClain of Ohio, Inc., McClain of Oklahoma, Inc., McClain
                  EPCO, Inc., Shelby Steel Processing Company, McClain Tube
                  Company, Galion Holding Company, McClain E-Z Pack, Inc.,
                  Galion Dump Bodies, Inc., McClain Group Sales, Inc., and McClain
                  Group Sales of Florida, Inc.
    10.37         Second Amendment Agreement, Loan Agreement, Promissory                     (11)
                  Note (Line of Credit) dated April 16, 1998 between Standard
                  Federal Bank and McClain Group Leasing, Inc.
    10.38         McClain Industries, Inc. 1999 Incentive Stock Plan                         (12)
    10.39         McClain Industries, Inc. 1999 Retainer Stock Plan for Non-                 (12)
                  Employee Directors
    10.40         Amended and Restated Loan Agreement dated July 9, 1999                     (12)
                  between Standard Federal Bank and McClain Industries, Inc.,
                  McClain E-Z Pack, Inc., McClain Galion, Inc., Shelby Steel
                  Processing Company, McClain Tube Company, McClain
                  International FSC, and McClain Southland Co.
    10.41         Promissory Note (Line of Credit) dated July 9, 1999 between                (12)
                  Standard Federal Bank and McClain Industries, Inc., McClain E-Z
                  Pack, Inc., McClain Galion, Inc., Shelby Steel Processing
                  Company, McClain Tube Company, McClain International FSC,
                  and McClain Southland Co.
    10.42         Promissory Note (Term Loan) dated July 9, 1999 between                     (12)
                  Standard Federal Bank and McClain Industries, Inc., McClain E-Z
                  Pack, Inc., McClain Galion, Inc., Shelby Steel Processing
                  Company, McClain Tube Company, McClain  International FSC,
                  and McClain Southland Co.
    10.43         Promissory Note (Line of Credit Converting to Term Loan) dated             (12)
                  July 9, 1999 between Standard Federal Bank and McClain
                  Industries, Inc., McClain E-Z Pack, Inc., McClain Galion,  Inc.,
                  Shelby Steel Processing Company, McClain Tube Company,
                  McClain International FSC, and McClain Southland Co.
    10.44         Third Amendment Agreement, Loan Agreement, Promissory Note                 (12)
                  (Line of Credit) dated July 9, 1999 between Standard Federal
                  Bank and McClain Group Leasing, Inc.
    10.45         Second Amendment Agreement dated May 10, 2000 between                       53
                  Standard Federal Bank and McClain Industries, Inc., McClain E-Z
                  Pack, Inc., McClain Galion, Inc., Shelby Steel Processing
                  Company, McClain Tube Company, McClain International FSC,
                  and McClain Southland Co.
    10.46         Fourth Amendment Agreement, Loan Agreement, Promissory Note                 58
                  (Line of Credit) dated May 10, 2000 between Standard Federal
                  Bank and McClain Group Leasing, Inc.
      22          List of Subsidiaries                                                       (9)
      27          Financial Data Schedule                                                     61


      (1)         Incorporated by reference to the Company's Form 10-K f/y/e 9/30/89
      (2)         Incorporated by reference to the Company's Registration Statement (33-29613)
      (3)         Incorporated by reference to the Company's Form 10-K f/y/e 9/30/91
      (4)         Incorporated by reference to the Company's Form 8-K dated 7/27/92
      (5)         Incorporated by reference to the Company's Form 10-K f/y/e 9/30/92
      (6)         Incorporated by reference to the Company's Form 10-K f/y/e 9/30/93
      (7)         Incorporated by reference to the Company's Registration Statement on Form S-
                  2 (33-84562)
      (8)         Incorporated by reference to the Company's Form 10-K f/y/e 9/30/95
      (9)         Incorporated by reference to the Company's Form 10-K f/y/e 9/30/96
      (10)        Incorporated by reference to the Company's Form 10;K f/y/e 9/30/97
      (11)        Incorporated by reference to the Company's Form 10;K f/y/e 9/30/98
      (12)        Incorporated by reference to the Company's Form 10;K f/y/e 9/30/99