Form 10-Q
period 2000-12-31
MCCLAIN INDUSTRIES INC
filed 2001-02-28
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

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
                                              -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 9, 2001.

Common Stock, No Par Value                                             4,504,953
--------------------------------------------------------------------------------
           Class                                                Number of Shares

                                     1 of 14

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                                   DECEMBER 31,            SEPTEMBER 30,
                                                                                                  2000                      2000
                                                                                              (UNAUDITED)

CURRENT ASSETS
      Cash and cash equivalents                                                                $1,512,164               $1,401,810
      Accounts receivable, (Net)                                                               11,438,706               20,292,647
      Inventories                                                                              48,624,577               52,031,112
      Net investment in sales-type leases, current portion                                      7,800,000                7,500,000
      Prepaid expenses                                                                          1,604,519                  238,404
      Refundable federal and state income taxes                                                 1,228,717                  587,612

TOTAL CURRENT ASSETS                                                                           72,208,683               82,051,585

PROPERTY, PLANT AND EQUIPMENT, NET                                                             22,623,193               23,298,832

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
      CURRENT PORTION                                                                          17,334,261               16,486,444

OTHER ASSETS                                                                                    1,810,688                1,848,052

TOTAL OTHER ASSETS                                                                            113,976,825              123,684,913


                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
      Accounts payable                                                                        $13,439,771              $14,523,573
      Current portion of long-term debt                                                        64,012,777                4,200,000
      Accrued expenses                                                                          4,347,776                3,740,452

TOTAL CURRENT LIABILITIES                                                                      81,800,324               22,464,025

Long-term debt, net of current portion                                                                  0               67,476,117

Product liability                                                                                 969,155                1,182,315

Deferred income taxes                                                                           2,355,000                2,355,000

TOTAL LIABILITIES                                                                              85,124,479               93,477,457

STOCKHOLDERS' INVESTMENT                                                                       28,852,346               30,207,456

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                               $113,976,825             $123,684,913


See notes to condensed consolidated financial statements


                                     2 of 14

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                    2000                        1999
Net sales                                                                        $21,087,686                 $29,592,618

Cost of sales                                                                     17,928,298                  24,005,434

GROSS PROFIT                                                                       3,159,387                   5,587,184

Selling, general and administrative
      expenses                                                                     4,086,270                   3,929,930

INCOME (LOSS) FROM OPERATIONS                                                       (926,883)                  1,657,254

OTHER INCOME (EXPENSE)
      Interest expense                                                            (1,572,364)                 (1,258,254)
      Interest income                                                                790,032                     468,333
      Other, net                                                                       8,350                    (142,063)

OTHER EXPENSE - NET                                                                 (773,982)                   (931,984)

INCOME (LOSS) BEFORE INCOME TAXES                                                 (1,700,865)                    725,270

Income taxes (benefit)                                                              (578,000)                    247,000

NET INCOME (LOSS)                                                                ($1,122,865)                   $478,270

Net income (loss) per share:
      Basic                                                                           ($0.25)                      $0.10

      Assuming dilution                                                               ($0.25)                      $0.10



See notes to condensed consolidated financial statements

                                     3 of 14

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                        2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                            ($1,122,865)             $561,486
      Adjustments to reconcile net income to
        net cash provided by operating activities
          Depreciation and amortization                                                832,516               800,753
          Common stock issued to directors for services                                  8,993                     0
          Net changes in operating assets and liabilities
            which provided (used) cash:
               Current assets excluding cash & cash equivalents                      9,612,151             1,746,712
               Other assets                                                         (1,244,163)             (306,331)
               Accounts payable                                                     (1,083,802)           (2,557,315)
               Accrued expenses                                                        607,324               243,404
               Federal and state income taxes                                          641,105              (513,994)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                     8,251,258               (25,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of plant and equipment                                                 (23,166)             (324,870)
      Payments (made on) received from liabilities assumed upon the
        Galion acquisition                                                            (213,160)              721,409

NET CASH USED IN INVESTING ACTIVITIES                                                 (236,326)              396,539

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal reduction of long term debt                                         (7,663,340)           (1,570,778)
      Repurchase of common stock                                                      (241,238)                    0

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           (7,904,578)           (1,570,778)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   110,354            (1,199,524)

Cash and cash equivalents, beginning of year                                         1,401,810             1,924,006

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $1,512,164              $724,482



See notes to condensed consolidated financial statements

                                     4 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2000

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

2.       Inventories

         Inventories at December 31, 2000 and September 30, 2000 are summarized as follows:

                                                     (Unaudited)
                                                  December 31, 2000          September 30, 2000
                                                  ---------------------------------------------
         Materials and Supplies                      $23,189,577                 $23,918,300
         Work in Process                               5,500,000                   5,521,754
         Finished Goods                               11,850,000                  11,146,428
         Chassis                                       8,085,000                  11,444,630
                                                     -----------                 -----------
                                                     $48,624,577                 $52,031,112
                                                     ===========                 ===========

3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective September 30, 1998. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At December 31, 2000 and 1999 options to purchase 146,983 and 258,337 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                     5 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2000


4.       Depreciation

         For the three months ended December 31, 2000 and 1999, depreciation charges were $698,805 and $710,242, respectively. Accumulated depreciation totaled $23,977,679 and $23,259,276 at December 31, 2000 and September 30, 2000, respectively.


5.       Debt


         The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As of December 31, 2000, the Company was not in compliance with certain of the financial covenants contained in the loan agreements with its principal lending institution and the Company has been unable to obtain a waiver from its principal lender of its right to accelerate repayment of debt arising from these covenant violations. Accordingly, the debt related to these agreements has been shown as a current liability.


6.       Contingencies

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






                                     6 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2000


         McClain E-Z Pack, Inc., as successor to Galion Holding Company (GHC), pursuant to an indemnification it provided to the seller in connection with GHC's July 1992 acquisition of the Galion operations, is currently defending a number of legal proceedings involving product liability claims arising out of products manufactured and sold prior to the acquisition. These claims are covered by insurance and many of these cases have been settled. In addition, the acquisition agreement called for the seller to share in the payment of certain costs related to the defense of these cases. On December 29, 1998 the Company reached a settlement agreement with the seller from its obligations related to product liability claims under the Galion acquisition agreement in exchange for a cash payment of $1,050,000.

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at December 31, 2000. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

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



                                     7 of 14

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2000


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

6.       Segment Information

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


                                     8 of 14

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2000

Information regarding the Company's operating segments follows:

                                      Manufacturing             Truck               Leasing
                                        Operations              Group              Operations             Totals
                                    -------------------   -------------------   -----------------   -------------------
2000
----
    Net sales                              $15,446,670            $5,641,016                  $0           $21,087,686
    Lease revenues                                   0                     0           1,798,609             1,798,609
    Operating income (loss)                 (1,090,865)             (192,896)            356,877              (926,883)
    Interest expense, net                      933,386               250,870             388,108             1,572,364
    Income (loss) before
        income taxes                        (1,042,382)             (437,360)            356,877            (1,122,865)
    Identifiable assets                     77,408,495            11,434,069          25,134,261           113,976,825
    Capital expenditures                        23,166                     0                   0                23,166
    Depreciation and
        amortization                           832,516                     0                   0               832,516

1999
----
    Net sales                              $22,848,062            $6,744,556                  $0           $29,592,618
    Lease revenues                                   0                     0           1,188,257             1,188,257
    Operating income (loss)                  1,360,155                60,415             236,684             1,657,254
    Interest expense, net                      615,737               414,063             228,454             1,258,254
    Income (loss) before
        income taxes                           851,234              (362,648)            236,684               725,270
    Identifiable assets                     82,595,945            25,310,013          22,265,667           130,171,625
    Capital expenditures                       471,987                     0                   0               471,987
    Depreciation and
        amortization                           843,953                     0                   0               843,953



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

         Selected financial data for the Company for the periods indicated:

                                                                               (Unaudited)
                                                                           Three Months Ended
                                                                              December 31,
                                                                      2000                     1999
                                                                -----------------       ------------------

Net Sales                                                       $      21,087,686       $       29,592,618

Net Income (Loss)                                                      (1,122,865)                 478,270
Net Earnings (Loss) Per Common
 Share (Basic and Diluted)                                      $            (.25)      $              .10

                                                               (Unaudited)
                                                                  As of                        As of
                                                               December 31,                September 30,
                                                                   2000                        2000
                                                            ------------------            --------------
Working Capital                                             $       50,221,136            $   59,587,560

Total Assets                                                       113,976,825               123,684,913

Long-Term Debt                                                      59,812,777                67,476,117

Stockholder's Investment                                            28,852,346                30,207,456

Common Shares Outstanding
(Basic and Diluted)                                                  4,504,953                 4,565,661

Current Ratio                                                           0.88:1                    3:65:1

Long-Term Debt to Equity
Stockholders' Investment                                                2.07:1                    2.23:1


                                    10 of 14

                            MCCLAIN INDUSTRIES, INC.

The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                                     (Unaudited)
                                                                  Three Months Ended
                                                                     December 31,
                                                               2000               1999
                                                              -------------------------
Net Sales                                                     100.00%            100.00%
Cost of Sales                                                  85.02              81.12
                                                              -------------------------

Gross Profit                                                   14.98              18.88

Selling, General &
Administrative Expenses                                        19.38              13.28
                                                              -------------------------

Operating Income (Loss)                                        (4.40)              5.60

Other Expenses                                                 (3.67)             (3.15)
                                                              -------------------------

Income (Loss) before Income Taxes                              (8.07)              2.45

Income Taxes (Benefit)                                         (2.74)              2.74
                                                              -------------------------

Net Income (Loss)                                              (5.33)%             1.62%
                                                              =========================




                                    11 of 14

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


         Net sales decreased 28.8% to $21.1 million for the quarter ended December 31, 2000 (Quarter 2000) from $29.6 million for the quarter ended December 31, 1999 (Quarter 1999). The decrease was due primarily to slumping sales resulting from the slowdown in the manufacturing sector of the economy. Sales for all product lines were down for the Quarter 2000. McClain E-Z Pack's sales decreased 30.4% or $5.6 million during the Quarter 2000 compared to the Quarter 1999 while McClain Truck sales decreased 24.5% or $1.3 million during the Quarter 2000 compared to the Quarter 1999. These decreases were the result of the economic slowdown and limited capital expenditures by the national hauling companies. Sales of the Company's dump body products decreased by 25.8% or $1.0 million for the Quarter 2000 compared to the Quarter 1999 due to the continued slump and excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 22.8% of the Company's sales for the Quarter 2000 compared to 26.7% of the Company's sales for the Quarter 1999.


         Cost of goods sold increased to 85.02% for the Quarter 2000 from 81.12% for the Quarter 1999. The gross profit margin on manufactured products decreased to 20.3% for the Quarter 2000 compared to 22.98% for the Quarter 1999 due to the lower sales volume. McClain Truck had a gross loss of 2.96% for the Quarter 2000 compared to a gross profit of 5.4% for the Quarter 1999 primarily as a result of the liquidation of certain stale chassis from inventory.


         Selling, General & Administrative Expenses increased slightly to 19.38% of net sales for the Quarter 2000 from 13.28% of net sales for the Quarter 1999 as a result of the lower sales volume.

         The Company had negative working capital of $9.6 million at December 31, 2000 compared to $59.6 million at September 30, 2000 (see subsequent discussion regarding the Company's debt agreements). The ratio of current assets to current liabilities was 0.88:1 at December 31, 2000 and 3.65:1 at September 30, 2000. The Company's cash and cash equivalents totaled $1.5 million at December 31, 2000. Cash flows provided by operations were $8.3 million for the three months ended December 31, 2000.








                                    12 of 14

The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As of December 31, 2000, the Company was not in compliance with certain of the financial covenants contained in the loan agreements with its principal lending institution and the Company has been unable to obtain a waiver of the from its principal lender of its right to accelerate repayment of debt arising from these covenant violations. Accordingly, the debt related to these agreements has been shown as a current liability. The Company is currently exploring other options while it negotiates with its principal lender to amend its current agreements to among other things reset those covenants that are currently out of compliance.


Management believes that the Company's cash flow, together with the credit available to it under existing debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months (For further information on the Company's debt agreements, refer to the Consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000).










                                    13 of 14

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                               McCLAIN INDUSTRIES, INC.

Date:  February 13, 2001                       By: /s/   Kenneth D. McClain
       -----------------------------------         ---------------------------
                                               Kenneth D. McClain, President

Date:  February 13, 2001                       By: /s/    Mark S. Mikelait
       -----------------------------------         ---------------------------
                                               Mark S. Mikelait, Treasurer






















                                    14 of 14