Form 10-Q
period 2001-03-31
MCCLAIN INDUSTRIES INC
filed 2001-05-15
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

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
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2001.

Common Stock, No Par Value                                           4,508,196
-------------------------------------------------------------------------------
         Class                                                Number of Shares


                                     1 of 16

           PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements


                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                ASSETS                               March 31       September 30,
                                                                       2001             2000
                                                                    (UNAUDITED)
                                                                  --------------   ---------------

CURRENT ASSETS
  Cash and cash equivalents                                        $  1,735,798      $  1,401,810
  Accounts receivable, (Net)                                         15,624,495        20,292,647
  Inventories                                                        46,854,358        52,031,112
  Net investment in sales-type leases, current portion                7,800,000         7,500,000
  Prepaid expenses                                                    1,311,500           238,404
  Refundable federal and state income taxes                           1,918,862           587,612
                                                                   ------------      ------------

TOTAL CURRENT ASSETS                                                 75,945,013        82,051,585
                                                                   ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                   21,938,118        23,298,832
                                                                   ------------      ------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
  CURRENT PORTION                                                    15,159,606        16,486,444
                                                                   ------------      ------------

OTHER ASSETS                                                          1,715,219         1,848,052
                                                                   ------------      ------------

TOTAL OTHER ASSETS                                                  114,057,956       123,684,913
                                                                   ============      ============

           LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES                                                $ 12,067,790      $ 14,523,573
  Accounts payable                                                   66,639,030         4,200,000
  Current portion of long-term debt                                   4,521,506         3,740,452
  Accrued expenses                                                 ------------      ------------

                                                                     83,928,326        22,464,025
TOTAL CURRENT LIABILITIES
                                                                              0        67,476,117
Long-term debt, net of current portion
                                                                        940,215         1,182,315
Product liability
                                                                      2,355,000         2,355,000
Deferred income taxes                                              ------------      ------------

                                                                     87,223,541        93,477,457
TOTAL LIABILITIES                                                  ------------      ------------

                                                                     27,534,415        30,207,456
STOCKHOLDERS' INVESTMENT                                           ------------      ------------

                                                                   $114,057,956      $123,684,913
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     ============      ============




See notes to condensed consolidated financial statements

                                     2 of 16

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED


                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                        ------------------------------        ------------------------------
                                                             2001            2000                  2001          2000
                                                        --------------  --------------        --------------  --------------

Net sales                                                $ 24,748,635    $ 38,334,080          $ 45,836,321    $ 67,926,698

Cost of sales                                              20,773,019      31,809,115            38,701,317      55,814,549
Inventory writedown                                           700,000               0               700,000               0
                                                         ------------    ------------          ------------    ------------

GROSS PROFIT                                                3,275,616       6,524,965             6,435,004      12,112,149

Selling, general and administrative
   expenses                                                 4,387,360       4,251,512             8,473,630       8,181,442
Restructuring charge                                        1,100,000               0             1,100,000               0
                                                         ------------    ------------          ------------    ------------

INCOME (LOSS) FROM OPERATIONS                              (1,511,744)      2,273,453            (2,438,626)      3,930,707
                                                         ------------    ------------          ------------    ------------

OTHER INCOME (EXPENSE)
   Interest expense                                        (1,278,383)     (1,435,795)           (2,850,747)     (2,694,049)
   Interest income                                            848,589         526,588             1,638,621         994,921
   Other, net                                                 (69,388)       (153,632)              (61,038)       (295,695)
                                                         ------------    ------------          ------------    ------------

OTHER EXPENSE - NET                                          (499,182)     (1,062,839)           (1,273,164)     (1,994,823)
                                                         ------------    ------------          ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,010,926)      1,210,614            (3,711,790)      1,935,884

Income taxes (benefit)                                       (684,000)        411,000            (1,262,000)        658,000
                                                         ------------    ------------          ------------    ------------

NET INCOME (LOSS)                                        ($ 1,326,926)   $    799,614          ($ 2,449,790)   $  1,277,884
                                                         ============    ============          ============    ============

Net income (loss) per share:
   Basic                                                 ($      0.29)   $       0.17          ($      0.54)   $       0.28
                                                         ============    ============          ============    ============
   Assuming dilution                                     ($      0.29)   $       0.17          ($      0.54)   $       0.28
                                                         ============    ============          ============    ============












See notes to condensed consolidated financial statements


                                     3 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                                                 Six Months Ended
                                                                                                     March 31,
                                                                                         --------------------------------
                                                                                             2001               2000
                                                                                         --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       ($2,449,790)      $ 1,277,884
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Depreciation and amortization                                                           1,665,972         1,691,535
    Common stock issued to directors for services                                              17,987            16,484
    Net changes in operating assets and liabilities
     which provided (used) cash:
       Current assets excluding cash & cash equivalents                                     8,471,810         1,292,436
       Other assets                                                                         1,192,251        (1,491,697)
       Accounts payable                                                                    (2,455,783)       (1,879,792)
       Accrued expenses                                                                       781,054         1,119,176
       Federal and state income taxes                                                      (1,331,250)       (1,398,377)
                                                                                          -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   5,892,251           627,649
                                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment                                                            (37,838)         (926,217)
  Payments (made on)  liabilities assumed upon the
  Galion acquisition                                                                         (242,100)         (317,749)
                                                                                          -----------       -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                                      (279,938)       (1,243,966)
                                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal increase (reduction) of long term debt                                         (5,037,087)        1,594,223
  Repurchase of common stock                                                                 (241,238)         (310,630)

                                                                                          -----------       -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                        (5,278,325)        1,283,593
                                                                                          -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     333,988           667,276
                                                                                          -----------       -----------

Cash and cash equivalents, beginning of period                                              1,401,810         1,908,397

                                                                                          -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 1,735,798       $ 2,575,673
                                                                                          ===========       ===========









See notes to condensed consolidated financial statements

                                     4 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2001

1.    Basis of Presentation

      The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

2.    Inventories

      Inventories at March 31, 2001 and September 30, 2000 are summarized as follows:

                                          (Unaudited)
                                         March 31, 2001    September 30, 2000
                                         ------------------------------------

      Materials and Supplies             $  17,502,441       $  23,918,300
      Work in Process                        5,700,000           5,521,754
      Finished Goods                        12,572,035          11,146,428
      Chassis                               11,079,882          11,444,630
                                         -------------       -------------
                                         $  46,854,358       $  52,031,112
                                         =============       =============


3.    Earnings per Common Share and Common Equivalent Share:

      Earnings per share are computed using the weighted average number of common shares outstanding during the periods, including a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents for the periods ended March 31, 2001 and 2000 options to purchase 146,983 and 134,684 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.


                                     5 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2001

4.    Depreciation

      For the six months ended March 31, 2001 and 2000, depreciation charges were $1,398,552 and $1,424,115, respectively. Accumulated depreciation totaled $24,696,160 and $23,259,276 at March 31, 2001 and September 30,
      2000, respectively.

5.    Debt

      The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As of March 31, 2001, the Company was not in compliance with certain of the financial covenants contained in the loan agreements with its principal lending institution and the Company has been unable to obtain a waiver from its principal lender of its right to accelerate repayment of debt arising from these covenant violations. Accordingly, the debt related to these agreements has been shown as a current liability.

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












                                     6 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2001

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




                                     7 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2001

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


7.    Other Matters

      The Company recorded a $1,100,000 charge against operations in March 2001 primarily related to the reduction of certain truck chassis to their estimated realizable value and for various severance packages for terminated employees.

8.    Segment Information

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


                                     8 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2001

Information regarding the Company's operating segments follows for the three months ended March 31, 2001 and 2000 follows:


                                                  Manufacturing            Truck               Leasing
                                                   Operations              Group             Operations            Totals
                                               -------------------  -------------------  ------------------ --------------------

           2001
              Net sales                            $18,851,958           $5,896,677                  $0          $24,748,635
              Lease revenues                                 0                    0           1,925,387            1,925,387
              Operating income (loss)               (1,744,594)             (58,958)            291,808           (1,511,744)
              Interest expense, net                    662,219              195,315             420,849            1,278,383
              Income (loss) before
                 income taxes                       (2,039,460)            (263,274)            291,808           (2,010,926)
              Identifiable assets                   79,167,360           11,930,990          22,959,606          114,057,956
              Capital expenditures                      14,672                    0                   0               14,672
              Depreciation and
                 amortization                          833,456                    0                   0              833,456

           2000
              Net sales                            $28,065,838          $10,268,242                  $0          $38,334,080
              Lease revenues                                 0                    0           1,450,250            1,450,250
              Operating income                       2,231,545             (118,822)            160,730            2,273,453
              Interest expense, net                    708,475              472,328             254,992            1,435,795
              Income  before
                 income taxes                        1,643,475             (600,150)            167,289            1,210,614
              Identifiable assets                   84,452,910           23,150,563          22,421,835          130,025,308
              Capital expenditures                     454,230                    0                   0              454,230
              Depreciation and
                 amortization                          847,582                    0                   0              847,582






















                                                          9 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2001

Information regarding the Company's operating segments follows for the six months ended March 31, 2001 and 2000 follows:


                                              Manufacturing            Truck               Leasing
                                                Operations             Group             Operations            Totals
                                            -------------------  -------------------  ------------------ --------------------

           2001
              Net sales                         $34,298,629          $11,537,692                  $0          $45,836,321
              Lease revenues                      1,789,609                    0           1,925,387            3,714,996
              Operating income (loss)            (2,835,457)            (251,854)            648,685           (2,438,626)
              Interest expense, net               1,595,605              446,185             808,957            2,850,747
              Income (loss) before
                  income taxes                   (3,659,841)            (700,634)            648,685           (3,711,790)
              Identifiable assets                79,167,360           11,930,990          22,959,606          114,057,956
              Capital expenditures                   37,838                    0                   0               37,838
              Depreciation and
                  amortization                    1,665,972                    0                   0            1,665,972

           2000
              Net sales                         $50,913,900          $17,012,798                  $0          $67,926,698
              Lease revenues                              0                    0           2,638,507            2,638,507
              Operating income (loss)             3,591,700              (58,407)            397,414            3,930,707
              Interest expense, net               1,324,212              886,391             483,446            2,694,049
              Income (loss) before
                  income taxes                    2,494,709             (962,798)            403,973            1,935,884
              Identifiable assets                84,452,910           23,150,563          22,421,835          130,025,308
              Capital expenditures                  926,217                    0                   0              926,217
              Depreciation and
                  amortization                    1,691,535                    0                   0            1,691,535





















                                    10 of 16

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

      Selected financial data for the Company for the periods indicated:


                                               (Unaudited)                                 (Unaudited)
                                           Three Months Ended                           Six Months Ended
                                                 March 30,                                  March 31,
                                          2001              2000                      2001             2000
                                          ----              ----                      ----             ----

Net Sales                             $24,748,635       $38,334,080                $45,836,321      $67,926,698

Net Income (Loss)                      (1,326,926)          799,614                 (2,449,790)       1,277,884

Net Earnings (Loss) Per Common
 Share (Basic and Diluted)            $      (.29)              .17                $      (.54)     $       .28

                                                      (Unaudited)
                                                         As of                     As of
                                                       March 31,                September 30,
                                                         2001                      2000
                                                    --------------            ---------------
  Working Capital                                    $ (7,983,313)              $ 59,587,560

  Total Assets                                        114,057,956                123,684,913

  Long-Term Debt                                                0                 67,476,117

  Stockholders' Investment                             27,534,415                 30,207,456

  Common shares outstanding
    (Basic and Diluted)                                 4,508,196                  4,565,661

  Current Ratio                                            0.91:1                     3:65:1
  Funded Debt to Equity
  Stockholders' Investment                                 2.42:1                     2.23:1




                                    11 of 16

                            MCCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:

                                                   (Unaudited)               (Unaudited)
                                                Three Months Ended        Six Months Ended
                                                    March 31,                  March 31,
                                                 2001       2000            2001      2000
                                               -------------------       -------------------

Net Sales                                       100.00%    100.00%        100.00%    100.00%
Cost of Sales                                    83.94      82.98          84.43      82.17
Inventory Writedown                               2.83       0.00           1.53       0.00
                                                ------     ------         ------     ------

Gross Profit                                     13.23      17.02          14.04      17.83

Selling, General &
Administrative Expenses                          17.72      11.09          18.49      12.04
Restructuring charge                              1.61       0.00           .087       0.00
                                                ------     ------         ------     ------

Operating Income (Loss)                          (6.10)      5.93          (5.32)      5.79

Other Expenses                                   (2.02)     (2.77)         (2.78)     (2.94)
                                                ------     ------         ------     ------

Income (Loss) before Income Taxes                (8.12)      3.16          (8.10)      2.85

Income (Taxes) Benefit                            2.76      (1.07)          2.75      (0.97)
                                                ------     ------         ------     ------

Net Income (Loss)                                (5.36)%     2.09%         (5.35)%     1.88%
                                                ------     ------         ------     ------







                                    12 of 16

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Net sales decreased 36.7% to $24.7 million for the quarter ended March 31, 2001 (Quarter 2001) from $38.3 million for the quarter ended March 31, 2000 (Quarter 2000). The decrease was due primarily to slumping sales resulting from the slowdown in the manufacturing sector of the economy. McClain E-Z Pack's sales decreased 33.9% or $7.7 million during the Quarter 2001 compared to the Quarter 2000 while McClain Truck sales decreased 51.1% or $4.5 million during the Quarter 2001 compared to the Quarter 2000. These decreases were the result of the economic slowdown and limited capital expenditures by the national hauling companies. Sales of the Company's dump body products decreased by 37.1% or $2.3 million for the Quarter 2001 compared to the Quarter 2000 due to the continued slump and excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 20.6% of the Company's sales for the Quarter 2001 compared to 22.9% of the Company's sales for the Quarter 2000.

         Cost of goods sold increased to 86.8% for the Quarter 2001 from 83.0% for the Quarter 2000 due to the lower sales volume and a write down of the Company's chassis inventory (See Net Income Loss discussion below). The gross profit margin on manufactured products decreased to 19.8% for the Quarter 2001 compared to 22.0% for the Quarter 2000. The McClain Truck division had a gross loss of 11.87% for the Quarter 2001 compared to a gross profit of 4.5% for the Quarter 2000.

         Selling, General & Administrative Expenses increased to 17.72% of net sales for the Quarter 2001 from 11.09% of net sales for the Quarter 2000 due primarily the lower sales volume.

         The Company had a Net Loss of 5.36% of sales for the Quarter 2001 compared to a Net Income 2.09% of sales for the Quarter 2000. The loss was due primarily to reduced sales volumes throughout the Company's product lines and a $1.1 million charge taken to operations in March 2001. This charge was primarily related to the reduction of certain truck chassis to their estimated realizable value and for various severance packages for terminated employees.










                                    13 of 16

         Net sales decreased 33.3% to $45.8 million for the six months ended March 31, 2001 (six months 2001) from $67.9 million for the six months quarter March 31, 2000 (six months 2000). The decrease was due primarily to slumping sales resulting from the slowdown in the manufacturing sector of the economy. McClain E-Z Pack's sales decreased 32.3% or $13.3 million during the six months 2001 compared to the six months 2000 while McClain Truck sales decreased 41.1% or $5.8 million during the six months 2001 compared to the six months 2000. These decreases were the result of the continuing economic slowdown and limited capital expenditures by the national hauling companies. Sales of the Company's dump body products decreased by 32.6% or $3.3 million for the six months 2001 compared to the six months 2000 due to the continued slump and excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 27.0% of the Company's sales for the six months 2001 compared to 31.9% of the Company's sales for the six months 2000.

         Cost of goods sold increased to 86.0% for the six months 2001 from 82.1% for the six months 2000 due to the lower sales volume and a write down of the Company's chassis inventory (See Net Income Loss discussed below). The gross profit margin on manufactured products decreased to 20.0% for the six months 2001 compared to 22.4% for the six months 2000. The McClain Truck division had a gross loss of 7.57% for the six months 2001 compared to a gross profit of 4.5% for the Quarter 2000.

         Selling, General & Administrative Expenses increased to 18.5% of net sales for the six months 2001 from 12.04% of net sales for the six months 2000 as a result of the lower sales volume.

         The Company had a Net Loss of 5.35% of sales for the six months 2001 compared to a Net Income of 1.88% of sales for the six months 2000. The loss was due primarily to reduced sales volumes throughout the Company's product lines and a $1.1 million charge taken to operations in March 2001. This charge was primarily related to the reduction of certain truck chassis to their estimated realizable value and for various severance packages for terminated employees.

         The Company had negative working capital of $8.0 million at March 31, 2001 compared to positive working capital of $59.6 million at September 30, 2000 (see subsequent discussion regarding the Company's debt agreements). The ratio of current assets to current liabilities was 0.91:1 at March 31, 2001 and 3.65:1 at September 30, 2000. The Company's cash and cash equivalents totaled $1.7 million at March 31, 2001. Cash flows provided by operations were $5.9 million for the six months ended March 31, 2001.




                                    14 of 16

         The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As of March 31, 2001, the Company was not in compliance with certain of the financial covenants contained in the loan agreements with its principal lending institution and the Company has been unable to obtain a waiver from its principal lender of its right to accelerate repayment of debt arising from these covenant violations. Accordingly, the debt related to these agreements has been shown as a current liability. The Company is currently exploring other options while it negotiates with its principal lender to amend its current agreements to among other things reset those covenants that are currently out of compliance and extend the maturity dates on certain of its revolving credit agreements. While management believes it will be successful in its negotiations with it principal lender or in obtaining an alternative financing source, that outcome is not guaranteed. If either of these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding.


         Management believes, that if its principal lender does not chose to accelerate its right to payment, the negotiations discussed above are successful or the Company secures an alternative financing source, that the Company's cash flow, together with the credit available to it under existing debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months (For further information on the Company's debt agreements, refer to the Consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000). If these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding.


















                                    15 of 16

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                 McCLAIN INDUSTRIES, INC.

Date:    May 4, 2001             By:   /s/  Kenneth D. McClain
         --------------              -------------------------------------
                                            Kenneth D. McClain, President

Date:    May 4, 2001             By:  /s/   Mark S. Mikelait
         --------------              -------------------------------------
                                            Mark S. Mikelait, Treasurer

















                                    16 of 16