Form 10-Q/A
period 2000-12-31
MCCLAIN INDUSTRIES INC
filed 2001-05-31
CIK 63686

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

                                     1 of 14

            PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                      ASSETS                                   DECEMBER 31,      SEPTEMBER 30,
                                                                                  2000               2000
                                                                               (UNAUDITED)
                                                                           -----------------  ------------------
CURRENT ASSETS
     Cash and cash equivalents                                                   $1,512,164          $1,401,810
     Accounts receivable, (Net)                                                  11,438,706          20,292,647
     Inventories                                                                 48,624,577          52,031,112
     Net investment in sales-type leases, current portion                         7,800,000           7,500,000
     Prepaid expenses                                                             1,604,519             238,404
     Refundable federal and state income taxes                                    1,228,717             587,612
                                                                           -----------------  ------------------

TOTAL CURRENT ASSETS                                                             72,208,683          82,051,585
                                                                           -----------------  ------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                               22,623,193          23,298,832
                                                                           -----------------  ------------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
     CURRENT PORTION                                                             17,334,261          16,486,444
                                                                           -----------------  ------------------

OTHER ASSETS                                                                      1,810,688           1,848,052
                                                                           -----------------  ------------------

TOTAL OTHER ASSETS                                                              113,976,825         123,684,913
                                                                           =================  ==================

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
     Accounts payable                                                           $13,439,771         $14,523,573
     Current portion of long-term debt                                           64,012,777           4,200,000
     Accrued expenses                                                             4,347,776           3,740,452
                                                                           -----------------  ------------------

TOTAL CURRENT LIABILITIES                                                        81,800,324          22,464,025

Long-term debt, net of current portion                                                    0          67,476,117

Product liability                                                                   969,155           1,182,315

Deferred income taxes                                                             2,355,000           2,355,000
                                                                           -----------------  ------------------

TOTAL LIABILITIES                                                                85,124,479          93,477,457
                                                                           -----------------  ------------------

STOCKHOLDERS' INVESTMENT                                                         28,852,346          30,207,456
                                                                           -----------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                 $113,976,825        $123,684,913
                                                                           =================  ==================


See notes to condensed consolidated financial statements


                                     2 of 14

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                                                                                    THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                           -------------------------------------
                                                                                   2000                1999
                                                                           -----------------  ------------------


Net sales                                                                       $21,087,686         $29,592,618

Cost of sales                                                                    17,928,298          24,005,434
                                                                           -----------------  ------------------

GROSS PROFIT                                                                      3,159,387           5,587,184

Selling, general and administrative
     expenses                                                                     4,086,270           3,929,930
                                                                           -----------------  ------------------

INCOME (LOSS) FROM OPERATIONS                                                      (926,883)          1,657,254
                                                                           -----------------  ------------------

OTHER INCOME (EXPENSE)
     Interest expense                                                            (1,572,364)         (1,258,254)
     Interest income                                                                790,032             468,333
     Other, net                                                                       8,350            (142,063)
                                                                           -----------------  ------------------

OTHER EXPENSE - NET                                                                (773,982)           (931,984)
                                                                           -----------------  ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                (1,700,865)            725,270

Income taxes (benefit)                                                             (578,000)            247,000
                                                                           -----------------  ------------------

NET INCOME (LOSS)                                                               ($1,122,865)           $478,270
                                                                           =================  ==================

Net income (loss) per share:
     Basic                                                                           ($0.25)              $0.10
                                                                           =================  ==================
     Assuming dilution                                                               ($0.25)              $0.10
                                                                           =================  ==================








See notes to condensed consolidated financial statements

                                     3 of 14

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                                                   THREE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                    -------------------------------------------
                                                                                             2000                     1999
                                                                                    ---------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       ($1,122,865)             $561,486
     Adjustments to reconcile net income to
     net cash provided by operating activities
         Depreciation and amortization                                                           832,516               800,753
         Common stock issued to directors for services                                             8,993                     0
         Net changes in operating assets and liabilities
         which provided (used) cash:
            Current assets excluding cash & cash equivalents                                   9,612,151             1,746,712
            Other assets                                                                      (1,244,163)             (306,331)
            Accounts payable                                                                  (1,083,802)           (2,557,315)
            Accrued expenses                                                                     607,324               243,404
            Federal and state income taxes                                                       641,105              (513,994)
                                                                                    ---------------------  --------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                               8,251,258               (25,285)
                                                                                    ---------------------  --------------------

                                                                                    ---------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                                            (23,166)             (324,870)
     Payments (made on) received from liabilities assumed upon the
     Galion acquisition                                                                         (213,160)              721,409
                                                                                    ---------------------  --------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (236,326)              396,539
                                                                                    ---------------------  --------------------

                                                                                    ---------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal reduction of long term debt                                                    (7,663,340)           (1,570,778)
     Repurchase of common stock                                                                 (241,238)                    0

                                                                                    ---------------------  --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     (7,904,578)           (1,570,778)
                                                                                    ---------------------  --------------------

                                                                                    ---------------------  --------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             110,354            (1,199,524)
                                                                                    ---------------------  --------------------

Cash and cash equivalents, beginning of year                                                   1,401,810             1,924,006

                                                                                    ---------------------  --------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                        $1,512,164              $724,482
                                                                                    =====================  ====================



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

2.       Inventories

         Inventories at December 31, 2000 and September 30, 2000 are summarized as follows:


                                             (Unaudited)
                                          December 31, 2000          September 30, 2000
                                          ---------------------------------------------

         Materials and Supplies             $  23,189,577                $  23,918,300
         Work in Process                        5,500,000                    5,521,754
         Finished Goods                        11,850,000                   11,146,428
         Chassis                                8,085,000                   11,444,630
                                            -------------                -------------
                                            $  48,624,577                $  52,031,112
                                            -------------                -------------



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

         Selected financial data for the Company for the periods indicated:

                                                                      (Unaudited)
                                                                   Three Months Ended
                                                                       December 31,
                                                               2000                     1999
                                                          -----------------       -----------------
Net Sales                                                   $  21,087,686          $ 29,592,618

Net Income (Loss)                                              (1,122,865)              478,270
Net Earnings (Loss) Per Common
 Share (Basic and Diluted)                                  $        (.25)         $        .10




                                                              (Unaudited)
                                                                 As of                   As of
                                                              December 31,            September 30,
                                                                  2000                    2000
                                                            --------------         ----------------
  Working Capital                                           $  (9,591,641)         $ 59,587,560

  Total Assets                                                113,976,825           123,684,913

  Long-Term Debt                                                        0            67,476,117

  Stockholder's Investment                                     28,852,346            30,207,456

  Common Shares Outstanding
  (Basic and Diluted)                                           4,504,953             4,565,661

  Current Ratio                                                    0.88:1                3:65:1

  Funded Debt to Equity
  Stockholders' Investment                                         2.07:1                2.23:1



                                   10 of 14

                            MCCLAIN INDUSTRIES, INC.

The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                                     (Unaudited)
                                                                  Three Months Ended
                                                                     December 31,
                                                               2000               1999
                                                              --------------------------

Net Sales                                                     100.00%            100.00%
Cost of Sales                                                  85.02              81.12
                                                             --------------------------

Gross Profit                                                   14.98              18.88

Selling, General &
Administrative Expenses                                        19.38              13.28
                                                             --------------------------

Operating Income (Loss)                                        (4.40)              5.60

Other Expenses                                               (  3.67)           (  3.15)
                                                             --------------------------

Income (Loss) before Income Taxes                              (8.07)              2.45

Income Taxes (Benefit)                                       (  2.74)              2.74
                                                             --------------------------

Net Income (Loss)                                              (5.33)%             1.62%
                                                             ==========================















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



                                               McCLAIN INDUSTRIES, INC.

Date:       May 4, 2001                        By:  /s/   Kenneth D. McClain
            -----------------                       ---------------------------
                                               Kenneth D. McClain, President

Date:       May 4, 2001                        By:  /s/    Mark S. Mikelait
            -----------------                       ---------------------------
                                               Mark S. Mikelait, Treasurer























                                    14 of 14