Form 10-Q/A
period 2001-03-31
MCCLAIN INDUSTRIES INC
filed 2001-05-31
CIK 63686

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




See notes to condensed consolidated financial statements

                                     2 of 16

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED



                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                        ------------------------------        ------------------------------
                                                             2001            2000                  2001          2000
                                                        --------------  --------------        --------------  --------------

Net sales                                                $ 24,748,635    $ 38,334,080          $ 45,836,321    $ 67,926,698

Cost of sales                                              20,773,019      31,809,115            38,701,317      55,814,549
Inventory writedown                                           700,000               0               700,000               0
                                                         ------------    ------------          ------------    ------------

GROSS PROFIT                                                3,275,616       6,524,965             6,435,004      12,112,149

Selling, general and administrative
   expenses                                                 4,387,360       4,251,512             8,473,630       8,181,442
Restructuring charge                                          400,000               0               400,000               0
                                                         ------------    ------------          ------------    ------------

INCOME (LOSS) FROM OPERATIONS                              (1,511,744)      2,273,453            (2,438,626)      3,930,707
                                                         ------------    ------------          ------------    ------------

OTHER INCOME (EXPENSE)
   Interest expense                                        (1,278,383)     (1,435,795)           (2,850,747)     (2,694,049)
   Interest income                                            848,589         526,588             1,638,621         994,921
   Other, net                                                 (69,388)       (153,632)              (61,038)       (295,695)
                                                         ------------    ------------          ------------    ------------

OTHER EXPENSE - NET                                          (499,182)     (1,062,839)           (1,273,164)     (1,994,823)
                                                         ------------    ------------          ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,010,926)      1,210,614            (3,711,790)      1,935,884

Income taxes (benefit)                                       (684,000)        411,000            (1,262,000)        658,000
                                                         ------------    ------------          ------------    ------------

NET INCOME (LOSS)                                        ($ 1,326,926)   $    799,614          ($ 2,449,790)   $  1,277,884
                                                         ============    ============          ============    ============

Net income (loss) per share:
   Basic                                                 ($      0.29)   $       0.17          ($      0.54)   $       0.28
                                                         ============    ============          ============    ============
   Assuming dilution                                     ($      0.29)   $       0.17          ($      0.54)   $       0.28
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