Form 10-Q
period 2001-06-30
MCCLAIN INDUSTRIES INC
filed 2001-08-14
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

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
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2001.

Common Stock, No Par Value                                             4,511,439
--------------------------------------------------------------------------------
          Class                                                 Number of Shares

                                     1 of 16

         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS                                      JUNE 30             SEPTEMBER 30,
                                                                                    2001                  2000
                                                                                (UNAUDITED)
                                                                                ------------          ------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $  1,369,990          $  1,401,810
     Accounts receivable, (Net)                                                   17,319,391            20,292,647
     Inventories                                                                  38,260,270            52,031,112
     Net investment in sales-type leases, current portion                          9,000,000             7,500,000
     Prepaid expenses                                                                560,012               238,404
     Refundable federal and state income taxes                                     2,217,839               587,612
                                                                                ------------          ------------

TOTAL CURRENT ASSETS                                                              68,727,502            82,051,585
                                                                                ------------          ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                21,340,607            23,298,832
                                                                                ------------          ------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
     CURRENT PORTION                                                              17,517,409            16,486,444
                                                                                ------------          ------------

OTHER ASSETS                                                                       1,512,903             1,848,052
                                                                                ------------          ------------

TOTAL OTHER ASSETS                                                               109,098,421           123,684,913
                                                                                ============          ============

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
     Accounts payable                                                           $  8,962,527          $ 14,523,573
     Current portion of long-term debt                                            65,460,499             4,200,000
     Accrued expenses                                                              4,246,563             3,740,452
                                                                                ------------          ------------

TOTAL CURRENT LIABILITIES                                                         78,669,589            22,464,025

Long-term debt, net of current portion                                                     0            67,476,117

Product liability                                                                    701,803             1,182,315

Deferred income taxes                                                              2,355,000             2,355,000
                                                                                ------------          ------------

TOTAL LIABILITIES                                                                 81,726,392            93,477,457
                                                                                ------------          ------------

STOCKHOLDERS' INVESTMENT                                                          27,372,029            30,207,456
                                                                                ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                  $109,098,421          $123,684,913
                                                                                ============          ============



See notes to condensed consolidated financial statements


                                     2 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                     JUNE 30                                   JUNE 30,
                                                       ----------------------------------        ----------------------------------
                                                            2001                 2000                 2001                 2000
                                                       -------------        -------------        -------------        -------------
Net sales                                              $  26,767,566        $  40,634,125        $  72,603,887        $ 108,560,823

Cost of sales                                             22,824,779           33,826,791           61,526,096           89,641,340
Inventory writedown                                                0                    0              700,000                    0
                                                       -------------        -------------        -------------        -------------

GROSS PROFIT                                               3,942,787            6,807,334           10,377,791           18,919,483

Selling, general and administrative
     expenses                                              3,778,242            5,033,101           12,251,872           13,214,543
 Restructuring charge                                              0                    0              400,000                    0
                                                       -------------        -------------        -------------        -------------

INCOME (LOSS) FROM OPERATIONS                                164,545            1,774,233           (2,274,081)           5,704,940
                                                       -------------        -------------        -------------        -------------

OTHER INCOME (EXPENSE)
     Interest expense                                     (1,362,938)          (1,701,772)          (4,213,685)          (4,395,821)
     Interest income                                         794,956              591,799            2,433,577            1,586,720
     Other, net                                              145,551             (136,427)              84,513             (432,122)
                                                       -------------        -------------        -------------        -------------

OTHER EXPENSE - NET                                         (422,431)          (1,246,400)          (1,695,595)          (3,241,223)
                                                       -------------        -------------        -------------        -------------

INCOME (LOSS) BEFORE INCOME TAXES                           (257,886)             527,833           (3,969,676)           2,463,717

Income taxes (benefit)                                       (88,000)             180,000           (1,350,000)             838,000
                                                       -------------        -------------        -------------        -------------

NET INCOME (LOSS)                                      $    (169,886)       $     347,833        $  (2,619,676)       $   1,625,717
                                                       =============        =============        =============        =============

Net income (loss) per share:
     Basic                                             $       (0.04)       $        0.08        $       (0.58)       $        0.36
                                                       =============        =============        =============        =============
     Assuming dilution                                 $       (0.04)       $        0.08        $       (0.58)       $        0.36
                                                       =============        =============        =============        =============


See notes to condensed consolidated financial statements


                                     3 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                          NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                ------------------------------------
                                                                                    2001                    2000
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $ (2,619,676)          $  1,625,717
     Adjustments to reconcile net income (loss) to
       net cash (used in) provided by operating activities
         Depreciation and amortization                                             2,512,184              2,542,088
         Common stock issued to directors for services                                25,487                 23,977
         Net changes in operating assets and liabilities
           which provided (used) cash:
             current assets excluding cash & cash equivalents                     14,922,490              8,713,065
             Other assets                                                         (1,096,947)            (2,447,543)
             Accounts payable                                                     (5,561,046)           (11,378,020)
             Accrued expenses                                                        506,111               (313,300)
             Federal and state income taxes                                       (1,630,227)            (1,180,158)
                                                                                ------------           ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                7,058,376             (2,414,174)
                                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment                                               (152,828)            (2,102,859)
     Payments (made on) received from liabilities assumed upon the
     Galion acquisition                                                             (480,512)              (124,735)
                                                                                ------------           ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                             (633,340)            (2,227,594)
                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal increase (decrease) of long term debt                              (6,215,618)             4,815,276
     Repurchase of common stock                                                     (241,238)              (512,875)

                                                                                ------------           ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (6,456,856)             4,302,401
                                                                                ------------           ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (31,820)              (339,367)
                                                                                ------------           ------------

Cash and cash equivalents, beginning of period                                     1,401,810              1,908,397
                                                                                ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,369,990           $  1,569,030
                                                                                ============           ============


See notes to condensed consolidated financial statements


                                     4 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2001

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring items and the operating charge described in note 7, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

2.       Inventories

         Inventories at June 30, 2001 and September 30, 2000 are summarized as follows:


                                              (Unaudited)
                                             June 30, 2001                 September 30, 2000
                                            -------------------------------------------------
         Materials and Supplies             $    15,050,839                 $    23,918,300
         Work in Process                          5,000,000                       5,521,754
         Finished Goods                          11,000,959                      11,146,428
         Chassis                                  7,208,472                      11,444,630
                                            ---------------                 ---------------
                                            $    38,260,270                 $    52,031,112
                                            ---------------                 ---------------

3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the periods, including a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents for the periods ended June 30, 2001 and 2000 options to purchase 146,983 and 239,665 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.


                                     5 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2001

4.       Depreciation

         For the nine months ended June 30, 2001 and 2000, depreciation charges were $2,111,053 and $2,140,958, respectively. Accumulated depreciation totaled $25,120,241 and $23,259,276 at June 30, 2001 and September 30,
         2000, respectively.

5.       Debt

         The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As the result of non compliance with certain of the financial covenants, the Company entered into a forbearance agreement with its principal lending institution in June of 2001 and expiring August 31, 2001. Accordingly, the debt related to these agreements has been shown as a current liability.

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



                                     6 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2001

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at June 30, 2001. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

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



                                     7 of 16

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2001

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


                                     8 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2001

Information regarding the Company's operating segments follows for the three months ended June 30, 2001 and 2000 follows:


                                            Manufacturing          Truck          Leasing
                                             Operations            Group         Operations          Totals
                                            ------------       ------------     ------------     -------------
      2001
         Net sales                          $ 18,361,450       $  8,406,116     $          0     $  26,767,566
         Lease revenues                     $          0                  0        2,071,761         2,071,761
         Operating income (loss)            $   (256,283)           245,122          175,706           164,545
         Interest expense, net              $    774,361            211,124          377,453         1,362,938
         Income (loss) before
             income taxes                   $   (600,667)            30,450          312,331          (257,886)
         Identifiable assets                $ 75,308,476          7,278,536       26,511,409       109,098,421
         Capital expenditures               $    152,828                  0                0           152,828
         Depreciation and
             amortization                   $    846,212                  0                0           846,212

      2000
         Net sales                          $ 30,934,539       $  9,699,586     $          0     $  40,634,125
         Lease revenues                     $          0                  0        1,516,119         1,516,119
         Operating income                   $  1,711,698           (176,994)         239,529         1,774,233
         Interest expense, net              $    861,161            457,879          382,732         1,701,772
         Income (loss)  before
             income taxes                   $  1,029,865           (643,874)         141,842           527,833
         Identifiable assets                $ 81,706,922         18,385,784       22,787,164       122,879,870
         Capital expenditures               $  2,102,859                  0                0         2,102,859
         Depreciation and
             amortization                   $    850,553                  0                0           850,553



                                    9 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2001

Information regarding the Company's operating segments follows for the nine months ended June 30, 2001 and 2000 follows:


                                                   Manufacturing          Truck          Leasing
                                                     Operations           Group         Operations          Totals
                                                   -------------     -------------     -------------    -------------
           2001
                 Net sales                         $  52,660,079     $  19,943,808     $           0    $  72,603,887
                 Lease revenues                    $           0                 0         5,786,757        5,786,757
                 Operating income (loss)           $  (2,424,787)         (673,685)          824,391       (2,274,081)
                 Interest expense, net             $   2,369,966           657,309         1,186,410        4,213,685
                 Income (loss) before
                     income taxes                  $  (3,593,556)       (1,337,136)          961,016       (3,969,676)
                 Identifiable assets               $  75,302,476         7,278,536        26,517,409      109,098,421
                 Capital expenditures              $     152,828                 0                 0          152,828
                 Depreciation and
                     amortization                  $   2,512,184                 0                 0        2,512,184

           2000
                 Net sales                         $  81,848,439     $  26,712,384     $           0    $ 108,560,823
                 Lease revenues                    $           0                 0         4,154,626        4,154,626
                 Operating income (loss)           $   5,303,398          (235,401)          636,943        5,704,940
                 Interest expense, net             $   2,185,373         1,344,270           866,178        4,395,821
                 Income (loss) before
                     income taxes                  $   3,524,574        (1,606,672)          545,815        2,463,717
                 Identifiable assets               $  81,706,922        18,385,784        22,787,164      122,879,870
                 Capital expenditures              $   2,102,859                 0                 0        2,102,859
                 Depreciation and
                     amortization                  $   2,542,088                 0                 0        2,542,088


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

         Selected financial data for the Company for the periods indicated:


                                            (Unaudited)                                  (Unaudited)
                                        Three Months Ended                             Nine Months Ended
                                             June 30,                                      June 30,
                                     2001               2000                        2001               2000
                                     ----               ----                        ----               ----
Net Sales                        $26,767,566        $40,634,125                 $72,603,887       $108,560,823

Net Income (Loss)                   (169,886)           347,883                  (2,619,676)         1,625,717

Net Earnings (Loss) Per Common
   Share (Basic and Diluted)     $      (.04)               .08                 $      (.58)      $        .36



                                                   (Unaudited)
                                                      As of                     As of
                                                     June 30,               September 30,
                                                       2001                      2000
                                                  ------------               ------------
Working Capital (Deficit)                         $ (9,942,087)              $ 59,587,560

Total Assets                                       109,098,421                123,684,913

Long-Term Debt                                               0                 67,476,117

Stockholders' Investment                            27,372,029                 30,207,456

Common shares outstanding
  (Basic and Diluted)                                4,511,439                  4,565,661

Current Ratio                                           0.87:1                     3:65:1

Funded Debt to Equity
Stockholders' Investment                                2.39:1                     2.23:1


                                    11 of 16

                            MCCLAIN INDUSTRIES, INC.

    The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:



                                                (Unaudited)                             (Unaudited)
                                            Three Months Ended                       Nine Months Ended
                                                  June 30,                                June 30,
                                         2001                2000                 2001               2000
                                         ------------------------                 -----------------------
Net Sales                               100.00%             100.00%              100.00%            100.00%
Cost of Sales                            85.28               83.25                84.74              82.57
Inventory Writedown                       0.00                0.00                 0.96               0.00
                                        ------              ------               ------             ------

Gross Profit                             14.72               16.75                14.30              17.43

Selling, General &
Administrative Expenses                  14.11               12.38                16.88              12.17
Restructuring charge                      0.00                0.00                 0.55               0.00
                                        ------              ------               ------             ------

Operating Income (Loss)                  (0.61)               4.37                (3.13)              5.26

Other Expenses                           (1.58)              (3.07)               (2.34)             (2.99)
                                        ------              ------               ------             ------

Income (Loss) before Income Taxes        (0.97)               1.30                (5.47)              2.27

Income (Taxes) Benefit                    0.33               (0.44)                1.86              (0.77)
                                        ------              ------               ------             ------

Net Income (Loss)                        (0.64)%              0.86%               (3.61)%             1.50%
                                        ------              ------               ------             ------



                                    12 of 16

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Net sales decreased 34.1% to $26.8 million for the quarter ended June 30, 2001 (Quarter 2001) from $40.6 million for the quarter ended June 30, 2000 (Quarter 2000). The decrease was due primarily to slumping sales resulting from the slowdown in the manufacturing sector of the economy. McClain E-Z Pack's sales decreased 39.4% or $10.0 million during the Quarter 2001 compared to the Quarter 2000 while McClain Truck sales decreased 15.6% or $1.2 million during the Quarter 2001 compared to the Quarter 2000. These decreases were the result of the current economic slowdown and limited capital expenditures in the hauling industry. Sales of the Company's dump body products decreased by 24.4% or $1.1 million for the Quarter 2001 compared to the Quarter 2000 due to the continued slump and excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 31.0% of the Company's sales for the Quarter 2001 compared to 18.75% of the Company's sales for the Quarter 2000.

         Cost of goods sold increased to 85.3% for the Quarter 2001 from 83.3% for the Quarter 2000 due to the lower sales volume and an increase in the percentage of chassis sales to total sales. The gross profit margin on manufactured products decreased to 17.65% for the Quarter 2001 compared to 20.4% for the Quarter 2000 due primarily to the lower sales volume. The McClain Truck division had a gross profit of 8.7% for the Quarter 2001 compared to a gross loss of 1.4% for the Quarter 2000.

         Selling, General & Administrative Expenses increased to 14.11% of net sales for the Quarter 2001 from 12.38% of net sales for the Quarter 2000 due primarily the lower sales volume.

         The Company had a Net Loss of 0.64% of sales for the Quarter 2001 compared to a Net Income 0.86% of sales for the Quarter 2000. The loss was due primarily to reduced sales volumes throughout the Company's product lines.

         Net sales decreased 33.1% to $72.6 million for the nine months ended June 30, 2001 (nine months 2001) from $108.6 million for the nine months ended June 30, 2000 (nine months 2000). The decrease was due primarily to slumping sales resulting from the slowdown in the economy. McClain E-Z Pack's sales decreased 35.0% or $23.3 million during the nine months 2001 compared to the nine months 2000 while McClain Truck sales decreased 32.2% or $7.0 million during the nine months 2001 compared to the nine months 2000. These decreases were the result of the continuing economic slowdown and limited capital expenditures in the hauling industry. Sales of the Company's dump body products decreased by 30.0% or $4.5 million for the nine months 2001 compared to the nine months 2000 due to the continued slump and excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 25.0% of the Company's sales for the nine months 2001 compared to 19.7% of the Company's sales for the nine months 2000.


                                    13 of 16

         Cost of goods sold increased to 84.7% for the nine months 2001 from 82.6% for the nine months 2000 due to the lower sales volume and an increase in the percentage of chassis sales to total sales. The gross profit margin on manufactured products decreased to 19.2% for the nine months 2001 compared to 22.5% for the nine months 2000. The McClain Truck division had a gross loss of
 .51% for the nine months 2001 compared to a gross profit of 2.3% for the nine months 2000.

         Selling, General & Administrative Expenses increased to 16.9% of net sales for the nine months 2001 from 12.17% of net sales for the nine months 2000 as a result of the lower sales volume.

         The Company had a Net Loss of 3.61% of sales for the nine months 2001 compared to a Net Income of 1.50% of sales for the nine months 2000. The loss was due primarily to reduced sales volumes throughout the Company's product lines and a $1.1 million charge taken to operations in March 2001. This charge was primarily related to the reduction of certain truck chassis to their estimated realizable value and for various severance packages for terminated employees.


         The Company had negative working capital of $10.0 million at June 30, 2001 compared to positive working capital of $59.6 million at September 30, 2000 (see subsequent discussion regarding the Company's debt agreements). The ratio of current assets to current liabilities was 0.87:1 at June 30, 2001 and 3.65:1 at September 30, 2000. The Company's cash and cash equivalents totaled $1.4 million at June 30, 2001. Cash flows provided by operations were $7.1 million for the nine months ended June 30, 2001.

         The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As the result of non compliance with certain of the financial covenants, the Company entered into a forbearance agreement with its principal lending institution in June of 2001 and expiring August 31, 2001. Accordingly, the debt related to these agreements has been shown as a current liability. The Company is currently exploring other options while it negotiates with its principal lender to extend the forbearance period or amend its current agreements to among other things reset those covenants that are currently out of compliance and extend the maturity dates on certain of its revolving credit agreements. While management believes it will be successful in its negotiations with it principal lender or in obtaining an alternative financing source, that outcome is not guaranteed. If either of these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding.



                                    14 of 16

         Management believes, that if its principal lender extends the forbearance period, the negotiations discussed above are successful or the Company secures an alternative financing source, that the Company's cash flow, together with the credit available to it under existing debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months (For further information on the Company's debt agreements, refer to the Consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000). If these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding.



                                    15 of 16

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  McCLAIN INDUSTRIES, INC.

Date:  August 13, 2001            By: /s/ Kenneth D. McClain
       -----------------------       -------------------------------------------
                                          Kenneth D. McClain, President

Date:  August 13, 2001            By: /s/ Mark S. Mikelait
       -----------------------       -------------------------------------------
                                          Mark S. Mikelait, Treasurer



                                    16 of 16