Form 10-K
period 2001-09-30
MCCLAIN INDUSTRIES INC
filed 2002-01-14
CIK 63686

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

                                   Yes X  No
                                       ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [ ]

         As of December 7, 2001, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $5,650,932 determined in accordance with the highest price at which the stock was sold on such date as reported by the Nasdaq National Market.

         As of December 7, 2001, there were 4,520,746 shares of the Registrant's common stock issued and outstanding.

                       The Exhibit Index Begins on Page 51

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

         The Company's executive offices are located at 6200 Elmridge Road, Sterling Heights, Michigan 48310 and its telephone number is (810) 264-3611.

PRODUCTS

         The Company manufactures and markets dump truck bodies and four solid waste handling equipment product lines: (1) containers; (2) compactors and baling equipment; (3) garbage and recycling truck bodies; and (4) transfer trailers. The Company also markets truck chassis. Sales of dump truck bodies accounted for approximately 15%, sales of solid waste handling equipment accounted for approximately 66%, and truck chassis accounted for approximately 19% of the Company's consolidated net sales for the fiscal year ended September 30, 2001.

Dump Truck Bodies and Hoists

         Galion manufactures steel and aluminum dump truck bodies varying in capacity from two to twenty-five cubic yards at its Winesburg, Ohio facility. E-Z Pack, under license from Galion, also manufactures dump truck bodies at its Oklahoma City, Oklahoma facility. Dump truck bodies are assemblies that are attached to a truck's frame or chassis, to allow the truck to carry and dump solid materials such as dirt, gravel or waste materials. Hoists are the hydraulic lift mechanisms used to tilt the dump body. Trucks with a dump body and hoist are commonly seen in use as "dump trucks". The products manufactured by Galion are sold under the registered trademark "Galion".

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

Compactors and Baling Equipment

         The Company manufactures compactors at its facilities in Sterling Heights, Michigan, Demopolis, Alabama, and Oklahoma City, Oklahoma. Compactors consist of a compaction unit and separate power source. Compaction units force deposited refuse through an opening at one end of the unit into a roll-off body coupled to the compaction unit. When the roll-off body is filled, the compactor is detached and the roll-off body is removed for dumping. The Company also manufactures unitized compaction systems consisting of a compactor and roll-off container manufactured as a single unit. Compactors are sold under the trade name "MAGNUM" and unitized compactor systems are sold under the trade name "OCTAMAG". E-Z Pack manufactures, at the Winesburg, Ohio facility, several models of balers which compact plastic and paper products, primarily cardboard. Balers are either vertical downstroke or closed door horizontal balers.

Garbage and Recycling Truck Bodies

         E-Z Pack manufactures at its Galion, Ohio facility traditional garbage truck bodies comprised of front, rear and side loading truck bodies and a recycling truck body used in solid waste handling and disposal. The front loading truck bodies vary in capacity from thirty-two cubic yards to forty-three cubic yards, the rear loading truck bodies vary in capacity from eighteen cubic yards to thirty-one cubic yards, and the side loading truck bodies vary in capacity from twenty-nine cubic yards to thirty-nine cubic yards. The recycling truck bodies vary in capacity from thirty cubic yards to forty cubic yards. The products manufactured by E-Z Pack are sold under the registered trademark "E-Z Pack". Within this line, E-Z Pack sells its rear loading truck bodies under the trademarks "Goliath", "Goliath II", and "Apollo", and its front loading truck bodies under the trademark "Hercules". The side loading truck bodies and the recycling truck bodies are principally identified by the E-Z Pack name only. The Company has several patents covering these products.

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

Truck Chassis

         Truck chassis are purchased and combined with either a roll-off hoist or garbage truck body for sale as a road ready package. This program gives the Company the opportunity to provide a more complete product to its customers and gives it the ability to react quickly to unexpected customer needs. Since the trucks are purchased rather than manufactured by the Company, lower margins are expected on the sales of these package units then the sales of products manufactured by the Company.

Leasing

         Leasing provides the Company's customers with financing options through both finance type and operating leases. The operating leases are T.R.A.C. (Terminal Rental Adjustment Clause) leases.

CUSTOMERS AND DISTRIBUTION

         For the fiscal year ended September 30, 2001 the Company's consolidated net sales were divided approximately 45% to distributors, 45% to solid waste handling companies, and 10% to other entities.

         During the fiscal years ended September 30, 2001, 2000 and 1999, approximately 17.0%, 22.6% and 23.1%, respectively, of the Company's total sales were made to Waste Management, Inc. The Company has no contracts with any of its customers, except Waste Management, Inc. (see footnote 16 to the consolidated financial statements of the Company, included under Item 8 of the Form 10-K, for additional information) and, accordingly, sells its products pursuant to purchase orders placed from time to time in the ordinary course of business. The Company delivers its products to its customers through the use of its own trucks or common carriers.

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

         The Company also engages independent distributors and dealers in various regions throughout the United States and certain foreign countries, for marketing its products to customers. The Company's dealers are generally responsible in their respective geographic markets for identifying customers and soliciting customer orders. As of December 7, 2001, there were approximately 225 authorized Company dealers located in numerous states and 20 authorized Company dealers, licensees and commissioned district managers in 10 foreign countries, each of which is independently owned. The Company is dependent on such dealers for a significant portion of its revenues. These dealers typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets. The Company believes that its dealers have enhanced and will continue to enhance the scope of the Company's marketing and sales efforts and have, to a certain extent, also enabled the Company to avoid certain significant costs associated with creating a more extensive direct sales network.

         The Company advertises its products under trade names and under its name in trade journals and brochures. Other marketing efforts include articles in trade publications, attendance at trade shows and presentations by the Company's personnel at industry trade conferences.

         The Company, through Leasing, also provides both sales-type financing and operating leases. At September 30, 2001, Leasing held net lease receivables of approximately $27.8 million.

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

Steel Processing

         Shelby Steel, a wholly-owned subsidiary of the Company, receives coiled steel and either warehouses or cuts and processes the steel at its River Rouge, Michigan facility to prescribed specifications. In addition to processing coiled steel for use by the Company, Shelby Steel also offers steel processing and warehousing services to third parties. Shelby Steel's ability to warehouse customers' steel attracts customers such as steel brokers who do not maintain facilities of their own to warehouse steel. Its steel processing and warehousing sales are generally limited to customers in the Detroit metropolitan area. Sales to third parties represented 88.5%, 93.8%, and 92.6% of Shelby Steel's business and 1.7%, 1.4%, and 1.5% of the Company's consolidated net sales for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

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

BACKLOG AND INVENTORY

         The Company generally produces solid waste handling equipment and dump truck bodies pursuant to customer purchase orders. The Company includes in its backlog only firm product orders, which are subject to termination at will and rescheduling, without penalty. The Company's backlog was approximately $11.2 million and $12.9 million at September 30, 2001 and 2000, respectively. Substantially all of the Company's backlog is delivered within four to six weeks of the Company's receipt of purchase orders. Due to numerous factors, including termination of orders, rescheduling, possible change orders and delays, which affect production and delivery of the Company's products, there can be no assurance as to if or when cash receipts will be recognized from the Company's backlog. In addition, year to year comparisons of backlog are not necessarily indicative of future operating results. Although most of the Company's sales are based on orders for goods to be manufactured, the Company nevertheless carries certain amounts of finished goods inventory in order to meet customer delivery dates. In addition, from time to time, the Company manufactures units in excess of ordered units to "round out" production runs or to maintain base stock levels. At September 30, 2001, 2000 and 1999, the Company had inventory of $36.7 million, $52.0 million and $63.3 million, respectively.

EMPLOYEES

         The Company had approximately 560 employees as of December 7, 2001. Sixty-eight of the Company's hourly employees are represented by the McClain Hourly Employees' Union pursuant to a collective bargaining agreement that expires September 16, 2002. The 104 hourly employees of E-Z Pack (E-Z Pack Division) are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires June 12, 2003. The 45 hourly employees of E-Z Pack (Ohio Division) are represented by the International Association of Machinists and Aerospace Workers Union pursuant to a collective bargaining agreement which expires November 1, 2002. The Shopmen's Local Union No. 616 of the International Association of Bridge, Structional and Ornamental Workers represent certain hourly employees at the Company's facility in Macon, Georgia. E-Z Pack has conducted extensive negotiations with this union toward a collective bargaining agreement which, at this time, has not been finalized.

ENVIRONMENTAL

         The Company's operations are subject to extensive federal, state and local regulation under environmental laws and regulations concerning, among other things, emissions into the air, discharges into the waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Inherent in manufacturing operations and in owning real estate is the risk of environmental liabilities as a result of both current and past operations, which cannot be predicted with certainty. The Company has incurred and will continue to incur costs, on an ongoing basis, associated with environmental regulatory compliance in its business. The Company has budgeted approximately $1.0 million to make capital additions and improvements to its painting processes and enhance the related environmental controls at its facilities in Sterling Heights, Michigan and Oklahoma City, Oklahoma.

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


ITEM 2.  PROPERTIES

         In the aggregate, the Company owns or leases approximately 961,000 square feet of real property located in Michigan, Ohio, Georgia, Oklahoma, Alabama and Florida. The Company owns three facilities in Michigan, two facilities in Ohio, one facility in Georgia, one facility in Oklahoma, one facility in Alabama and one facility in Florida. The properties that the Company owns or leases consist of the following:

                                                                                        OWNED             SQUARE
         LOCATION                                                                     OR LEASED           FOOTAGE
         --------                                                                     ---------           -------
Sterling Heights, Michigan                                                            Owned                 37,000
Sterling Heights, Michigan                                                            Leased                18,000
Kalamazoo, Michigan                                                                   Owned                 55,000
River Rouge, Michigan                                                                 Owned                 50,000
Galion, Ohio                                                                          Owned                365,000
Winesburg, Ohio                                                                       Owned                113,500
Macon, Georgia                                                                        Owned                114,500
Oklahoma City, Oklahoma                                                               Owned                100,000
Demopolis, Alabama                                                                    Owned                102,000
Bartow, Florida                                                                       Owned                  6,000

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

         E-Z Pack's Oklahoma facility consists of four buildings in Oklahoma City, aggregating 100,000 square feet. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers, compactors and dump bodies.

         E-Z Pack owns an approximately 102,000 square foot manufacturing facility in Demopolis, Alabama on approximately 84 acres of land. This facility is used to fabricate and process steel for its own use and to manufacture roll-off containers and compactors.

         Galion owns a 113,500 square foot manufacturing facility situated on 20 acres of land in Winesburg, Ohio where it manufactures dump bodies, hoists and balers.

         The Company's Southland facility owns a building that is approximately 6,000 square feet on approximately 3.43 acres of land. This property provides administration offices and service facilities for Southland.

         The Company's Sterling Heights, Michigan facility and Galion, Ohio facility are currently operating at approximately 60% of capacity. The Oklahoma facility is currently operating at 65% of capacity. The Georgia facility is currently operating at 30% of capacity. The Alabama facility is currently operating at 60% capacity. The Winesburg, Ohio facility is currently operating at 80% of capacity. The Kalamazoo, Michigan facility is currently operating at 60% of capacity. The determination of the productive capacity on each facility actually used by the Company is a function of the mix of products being produced at such facility and the pricing of such products. The production capacity figures set forth in this paragraph reflect the mix of products presently produced by each facility and the present pricing of such products. The Company enjoys expandable capacity at most of these facilities depending on double-shifting and other performance enhancing activities.

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

         The International Association of Bridge, Structual, Ornamental and Reinforcing Iron Workers, Local Union 526 (the "Local 526") filed unfair labor practices with regard to the Company's Macon, Georgia operations in 1995 which were subsequently upheld by the National Labor Relations Board and the U.S. Court of Appeals for the Eleventh Circuit. The Company is negotiating with the NLRB in an effort to reach a settlement as to the extent of the liability arising from the matter. Local 526 filed additional unfair labor practices in 1996. On October 4, 2001 the NLRB issued an Order Consolidating Cases, Second Amended Consolidated Complaint and Notice of Hearing which set a hearing date of March 11, 2002. The Second Amended Consolidated Complaint asserts various unfair labor practices including violations of Sections 8(a)(1) and (3) and (5) and 8(d) of the National Labor Relations Act. The NLRB seeks backpay, reinstatement, and an order requiring transfer of work. While the Company believes these lawsuits will be settled, there can be no assurance that they will be. If they are not settled, there can be no assurance that the amounts awarded will not have a material adverse effect on the Company.

         The Company is not presently a party to any material legal proceedings except as described above in this item.



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

                                                                                    SALES PRICE
                                                                                        OF
                                                                                   COMMON STOCK
                                                                                   ------------
                                                                              HIGH              LOW
                                                                              ----              ---
               FISCAL YEAR ENDED SEPTEMBER 30, 2000
                        First Quarter                                         6.25             3.875
                        Second Quarter                                        6.812            4.187
                        Third Quarter                                         5.437            4.625
                        Fourth Quarter                                        5.625            3.875

               FISCAL YEAR ENDED SEPTEMBER 30, 2001
                        First Quarter                                         4.50             3.75
                        Second Quarter                                        3.12             2.12
                        Third Quarter                                         2.75             2.12
                        Fourth Quarter                                        2.75             1.25

         On December 7, 2001, the last reported sales price for the Common Stock as reported by Nasdaq/NMS was $1.25. As of such date there were approximately 199 holders of record of the Common Stock. The Company believes there are a substantial number of beneficial owners of the Company's Common Stock whose shares are held in street name. The Company has never paid any cash dividends. The payment of dividends by the Company is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain earnings for use in the Company's operations.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the Company's last five fiscal years ended September 30 are as follows:

========================================================================================================================
                                     2001              2000            1999            1998            1997
                                     ----              ----            ----            ----            ----
Gross Sales                     $  92,499,362    $ 142,978,636    $ 142,079,475   $ 118,487,052   $  95,255,641

Sales, Net of                   $  91,549,939    $ 141,117,959    $ 140,604,885   $ 116,554,031   $  95,255,641
Customer Discounts

Net Income (Loss)               $  (4,989,041)   $     (85,854)   $   4,181,938   $   3,383,892   $  (1,703,780)

Net Earnings (Loss)
Per Common and
Common Equivalent               $       (1.11)   $        (.02)   $         .90   $         .72   $        (.36)
Share,(1)

Working Capital
(Deficit)                       $ (12,409,479)   $  59,987,560    $  58,689,965   $  41,919,687   $  33,520,003
  Total Assets                  $ 102,646,275    $ 123,684,913    $ 129,923,989   $ 100,246,967   $  87,185,567

Long-Term Debt(2)               $           0    $  67,476,117    $  62,648,684   $  42,530,105   $  38,513,490

Stockholders'
Investment                      $  25,005,663    $  30,207,456    $  30,890,965   $  26,835,306   $  23,837,091

Weighted Average
Number of Common
Equivalent Shares
Outstanding(1)                      4,504,341        4,565,661        4,673,027       4,711,741       4,729,281

Current Ratio(2)                       0.83:1           3.67:1           2.79:1          2.57:1          2.63:1

Funded Debt to Equity                  2.38:1           2.24:1           2.03:1          1.59:1          1.62:1
========================================================================================================================

1 Weighted average number of shares outstanding includes, as appropriate, adjustments for the effect of common stock equivalents.
2 For 2001, current liabilities include long term debt subject to a forbearance agreement. See Note 7 of the Consolidated Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the consolidated financial statements, including the notes to them, appearing elsewhere in this report.

         Certain statements in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, and in the Company's written and oral statements made by or with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company intends that such forward-looking statements be subject to the safe harbors created by such acts. The words "believe", "expect", "anticipate"; and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and both national and world wide economic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

         The following table presents, as a percentage of net sales, certain selected financial data for the Company for the years indicated:

                                  -----------------------------------------------------------------------------
                                                                   YEAR ENDED
                                                                 SEPTEMBER 30,
                                  -----------------------------------------------------------------------------
                                       2001             2000            1999           1998          1997
                                       ----             ----            ----           ----          ----
   Net Sales                          100.00%         100.00%          100.00%        100.0%        100.00%
   Cost of Sales                       86.71           84.47            82.40          82.18         83.68
                                      ------          ------           ------         -----         ------
   Gross Profit                        13.29           15.53            17.60          17.82         16.32
   Selling, General &
   Administrative Expenses             18.82           12.76            11.55          11.47         14.33
   Restructuring and Impairment
   Charge                              0.00             0.00            0.00            0.00         1.84
                                      ------          ------           ------         -----         ------
   Operating Profit (Loss)            (5.53)            2.77            6.05           6.35           .15
   Other Expense                       2.71             2.86            1.54           2.22          2.24
                                      ------          ------           ------         -----         ------
   Income (Loss) Before Income
   Taxes                              (8.24)           (.09)            4.51           4.13         (2.09)
   Income Taxes (Benefit)             (2.79)           (.03)            1.53           1.23          (.30)
                                      ------          ------           ------         -----         ------
   Net Income (Loss)                  (5.45)%          (.06)%           2.98%          2.90%         (1.79)%
                                      ======          ======           ======         ======        ======


RESULTS OF OPERATIONS

Comparison of year ended September 30, 2001 to year ended September 30, 2000

         Net sales decreased 35.1% to $91.6 million for the fiscal year ended September 30, 2001 (Fiscal 2001) from $141.1 million for the fiscal year ended September 30, 2000 (Fiscal 2000). The decrease was due primarily to slumping sales resulting from the slowdown in the economy. McClain E-Z Pack's sales decreased 36.1% or $31.0 million during Fiscal 2001 compared to the Fiscal 2000 while McClain Truck sales decreased 40.9% or $12.1 million during Fiscal 2001 compared to Fiscal 2000. These decreases were the result of the continuing economic slowdown and limited capital expenditures in the hauling industry. Sales of the Company's dump body products decreased by 28.8% or $5.5 million for Fiscal 2001 compared to Fiscal 2000 due to the continued slump and excess production capacity in the dump body markets. Sales of the Company's other product lines fell 22.8% due to the current economic slump for Fiscal 2001 compared to Fiscal 2000. The sales of the McClain Truck division accounted for 23.2% of the Company's sales for fiscal 2001 compared to 20.6% of the Company's sales for Fiscal 2000.

         Cost of goods sold increased to 86.7% for Fiscal 2001 from 84.5% for Fiscal 2000. The gross profit margin on manufactured products decreased to 17.7% for Fiscal 2001 compared to 21.8% for Fiscal 2000 due primarily to the lower sales volume that increased the Company's fixed cost rates and continued increases in health insurance costs. The McClain Truck division had a gross loss of 1.1% for Fiscal 2001 compared to a gross loss of 3.15% for Fiscal 2000.

         Selling, General & Administrative Expenses increased to 18.8% of net sales for Fiscal 2001 from 12.8% of net sales for Fiscal 2000 primarily due to the lower sales volume, increases in the reserves for the accounts and lease receivable, continued increases in health insurance costs, various severance packages for terminated employees, and costs related to the ongoing negotiations with the principal lender regarding the Company's debt structure (see the discussion in the Liquidity and Capital Resources section).

        Inventory has decreased to $36.7 million at September 30, 2001 from $52.0 million at September 30, 2000. This decrease is due primarily to the Company's efforts to liquidate inventory in order to bring the inventory levels into line with the current sales levels.

         The Company's leasing subsidiary generated pretax income of $1.0 Million for Fiscal 2001 compared to of $.70 Million for Fiscal 2000. The Company had $27.8 Million in net finance lease receivables at September 30, 2001 compared to $23.6 Million at September 30, 2000.

         Interest expense decreased to $5.5 million in Fiscal 2001 from $6.3 in Fiscal 2000. This decrease was due primarily to falling interest rates, decreased debt related to the inventory reductions and was partially offset by increased debt related to the leasing company.

         Income taxes are calculated based on the current statutory rates. No significant differences between the Company's effective rate and the statutory rates exist.

         The Company had a Net Loss of $4,989,041 for Fiscal 2001 compared to a Net Loss of $85,854 for Fiscal 2000. The loss was due primarily to reduced sales volumes throughout the Company's product lines and increases in certain other costs as previously discussed.

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

         The Company's leasing subsidiary generated pretax income of $.70 Million for Fiscal 2000 compared to of $.5 Million for Fiscal 1999. The Company had $23.6 Million in net finance lease receivables at September 30, 2000 compared to $18.8 Million at September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had negative working capital of $12.4 million at September 30, 2001 compared to positive working capital $59.9 million at September 30, 2000. The ratio of current assets to current liabilities was 0.83:1 at September 30, 2001 and 3.63:1 at September 30, 2000. The decline in working capital is primarily a result of classifying long term debt as current at September 30, 2001 due to noncompliance with debt covenants at that date. The Company's cash and cash equivalents totaled $0.8 million at September 30, 2001. Cash flows provided by operations were $13.3 million for the year ended September 30, 2001.

         The Company's working capital needs decreased during Fiscal 2001 from Fiscal 2000 due to the Company's ongoing efforts to reduce its inventory to levels more consistent with the current sales volumes.

         The Company has a Revolving Credit Facility with Standard Federal Bank, a federal savings bank ("Standard"), which provides maximum availability of $22.0 for working capital needs. At September 30, 2001 the Company had borrowed approximately $20.7 million under the working capital line. Borrowings under the working capital line are limited to 80% of eligible accounts receivable and 50% of qualified inventory

         The Company has a second Revolving Credit Facility with Standard used to finance certain of its lease receivables. The agreement calls for a maximum availability of $20.0 million with borrowing limited to 80% of eligible lease receivables. At September 30, 2001 approximately $18.8 million had been drawn on this facility.

         All borrowings with Standard are secured by substantially all of the assets of the Company. The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As the result of non compliance with certain of the financial covenants, the Company entered into a forbearance agreement with its principal lending institution in June of 2001 and expiring August 31, 2001. This agreement was extended to October 31, 2001 and further extended through January 31, 2002. Under the most recent amended and extended forbearance agreement, the line of credit is capped at $22 million, effective December 4, 2001, interest will accrue at the default rate of prime plus 2 1/2%, the leasing credit limit is reduced to the lesser of $19 million or the borrowing base, as defined, and the Company has been placed under a dominion of funds arrangement. Accordingly, the debt related to these agreements has been shown as a current liability. Management's plans to resolve this matter include, exploring other financing options while continuing to negotiate with its principal lender to extend the forbearance period or amend its current agreements to among other things reset those covenants that are currently out of compliance and extend the maturity dates on certain of its revolving credit agreements, continuing to evaluate the need for additional personnel reductions, analyzing all plant operations and product lines to determine the viability of each facility, and continuing inventory reductions to match forecasted operating levels. While management believes it will be successful in its negotiations with it principal lender or in obtaining an alternative financing source, that outcome is not certain. If either of these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding. The revolving credit agreements expire in May 2002.

         The Company has agreements with three financial institutions to provide financing for its TRAC (Terminal Rental Adjustment Clause) Leasing Agreements. The agreements call for maximum availability of $19.5 million in lease commitments. Under these facilities, the Company may finance 100% of eligible lease receivables over the term of the related lease at a fixed interest rate determined at the time of the lease closing. The notes are secured by the related lease receivable. At September 30, 2001, approximately $14.0 million had been drawn on the facilities.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

                                                                                            APPROXIMATE
                                                                                                   DATE
                                                                                                SERVICE
              NAME                    AGE                     OFFICE                              BEGAN
              ----                    ---                     ------                              -----
Kenneth D. McClain(1)                   60           Chairman of the Board, Chief
                                                     Executive Officer and President               3/68

Robert W. McClain(1)                    65           Senior Vice President, Assistant
                                                     Secretary and Director                        3/68

Raymond Elliott                         67           Director                                      8/90

Walter J. Kirchberger                   66           Director                                     11/95

Ronald B. Briggs                        66           Director                                      6/01

Carl Jaworski                           58           Secretary                                    10/72

Mark S. Mikelait                        41           Treasurer                                     5/97

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

         WALTER J. KIRCHBERGER was elected to the Board of Directors in November 1995. Mr. Kirchberger is a Director at UBS Warburg LLC and has served in such capacity for more than 25 years. Until recently he also served as a director of Simpson Industries, Inc.

         RONALD BRIGGS was elected to the Board of Directors in June 2001. Mr. Briggs is a former shareholder/director of Doeren Mayhew, Certified Public Accountants located in Troy, Michigan. He started his career with the firm in 1960, became audit director in 1967 and served as managing director of the firm from 1984 to 1996 and retired in 1997. Mr. Briggs is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

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

         The Company is required to identify each person who was an officer, director or beneficial owner of more than 10% of the Company's registered equity securities during the Company's most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended September 30, 2001, the Company believes that all officers, directors and beneficial owners of more than 10% of the Company's registered equity securities timely filed all required reports.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following tables set forth all cash compensation paid to the Chief Executive Officer of the Company and the other executive officers whose total annual salary and bonus from the Company exceeded $100,000 during the fiscal year ended September 30, 2001.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------
                 Annual Compensation                      Long Term Compensation
------------------------------------------------------------------------------------
         Name and             Fiscal       Salary              Options/
    Principal Position         Year      Amount($)              SARs(#)
    ------------------         ----      ------                 ----
Kenneth D. McClain,
President/ CEO                 2001     $277,083                  ---
                               2000      294,792                  ---
                               1999      275,000               25,000
Robert W. McClain,
Senior Vice
President                      2001     $150,000                  ---
                               2000      150,000                  ---
                               1999      143,751               25,000
Carl Jaworski
Secretary                      2001     $112,750                  ---
                               2000      111,373                  ---
                               1999      108,750                5,000
Mark S. Mikelait
Treasurer                      2001     $126,075                  ---
                               2000      122,781                  ---
                               1999      126,250                5,000
====================================================================================


                       AGGREGATED OPTION/SAR EXERCISES AND
                     FISCAL YEAR-END OPTION/SAR VALUES TABLE

----------------------------------------------------------------------------------------------------------------------------------
                            Shares                            No. of Unexercised                       Value of Unexercised
                           Acquired                             Options/SARs at                    In-The-Money Options/SARs at
                             on                                Fiscal Year-End (1)                      Fiscal Year-End(2)
                          Exercise           Value
                           in 2001         Realized
                                                         -------------------------------------------------------------------------
                                                                                   Not                                    Not
                                                           Exercisable       Exercisable(1)        Exercisable        Exercisable
----------------------------------------------------------------------------------------------------------------------------------
Kenneth D. McClain           -0-              -0-            16,666               8,334               $ -0-              $ -0-

Robert W. McClain            -0-              -0-            13,333               6,667               $ -0-              $ -0-

Carl Jaworski                -0-              -0-            10,000                -0-                $ -0-              $ -0-

Mark S. Mikelait             -0-              -0-            15,000                -0-                $ -0-              $ -0-
==================================================================================================================================


(1) Stock options granted between February 9, and May 7,1999 pursuant to the Company's 1989 and 1999 Incentive Stock Plans (the "Incentive Plans"). Options must be exercised by May 7, 2004. Exercise prices vary from $5.08 to $5.50 per share.

(2) Value based on the average of the September 30, 2001 closing bid high and low price which was $1.38 per share.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive compensation for serving on the Board or on the Board's committees. Directors who are not employees of the Company are entitled to a quarterly retainer fee of $4,000, a $1,000 fee for each regular or special meeting of the Board and a $1,000 fee for each committee meeting attended on a day other than a regular or special Board meeting date (collectively, the "Fees"). A Director may elect to receive payment of the Fees in shares of Common Stock pursuant to the Company's 1999 Retainer Stock Plan for Non-Employee

Directors (the "Retainer Plan"). To participate in the Retainer Plan, an eligible director must elect prior to December 31 of each year the percentage, if any, of Fees he desires to receive in the form of shares of Common Stock. The Common Stock is issued quarterly during the following calendar year. The number of shares of Common Stock to be issued to an eligible director is determined by dividing the dollar amount of the percentage of fees such director elects to receive in Common Stock by the "fair market value" of Common Stock on the day prior to the date of issuance of the Common Stock to such director. The term "fair market value" means the average of the highest and lowest selling price for the Common Stock as quoted on Nasdaq/NMS for the day prior to the date of issuance or for the first date prior to the date of issuance for which shares of Common Stock are quoted, if not quoted on the day prior to the date of issuance. Any fractional share of Common Stock derived from such calculation is paid in cash.

         The aggregate fair market value of the shares of Common Stock issued to any eligible director in a given year cannot exceed 100% of such eligible director's fees. Fees may not be increased more often than annually.

         For the fiscal year ended September 30, 2001, 19,939 shares of Common Stock were issued under the Retainer Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 7, 2001, certain information regarding the beneficial ownership of Common Stock, of: (i) each person known to the Company to be the beneficial owner of more than five (5%) percent of the Common Stock; (ii) each director of the Company; (iii) each executive officer listed in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group, based upon information available to the Company.

                                                      AMOUNT AND
                                                      NATURE OF              PERCENT OF
     NAME AND ADDRESS                                 BENEFICIAL            OUTSTANDING
     OF BENEFICIAL OWNER                             OWNERSHIP(1)            SHARES(2)
-------------------------------                      ------------            ---------
Kenneth D. McClain                                    1,423,662(3)               31.49%
6200 Elmridge Road
Sterling Heights, MI 48310
Robert W. McClain                                       998,361(4)               22.08%
6200 Elmridge Road
Sterling Heights, MI 48310
June McClain                                            337,178                   7.46%
6200 Elmridge Road
Sterling Heights, MI 48310
Robert J. Gordon                                        899,233(5)               19.89%
Suite 2400
One Woodward Avenue
Detroit, MI 48226
Raymond Elliott                                          37,844                   0.84%
290 Town Center
P.O. Box 890
Troy, Michigan 48084
Walter J. Kirchberger                                    15,890                   0.35%
2301 West Big Beaver Rd., Suite 800
Troy, Michigan 48084
Ronald B. Briggs                                          4,026                   0.09%
755 West Big Beaver RD
Troy, MI  48084

                                                      AMOUNT AND
                                                      NATURE OF              PERCENT OF
     NAME AND ADDRESS                                 BENEFICIAL            OUTSTANDING
     OF BENEFICIAL OWNER                             OWNERSHIP(1)            SHARES(2)
-------------------------------                      ------------            ---------
Carl Jaworski                                           124.493                   2.75%
6200 Elmridge Road
Sterling Heights, MI 48310
Mark S Mikelait                                          15,000                   0.33%
500 Sherman Street
Galion, OH 44833
All current executive officers and                    2,619,276(6)               57.24%
Directors as a group (6 persons)

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any shares that such person has a right to acquire within 60 days.

(2) Based on 4,520,746 shares of Common Stock issued and outstanding as of December 7, 2001. In addition, for purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security that such person or persons has or have the right to acquire within 60 days is also deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Includes 54,999 shares which executive officers and directors have the right to acquire pursuant to stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases one of its facilities from siblings of Messrs. Kenneth and Robert McClain. See "Properties." The Company believes that the terms and conditions of this lease are comparable to those available from an unrelated party with respect to similar facilities.

         The Company had sales of approximately $103,500 in Fiscal 2000 to McClain Leasing Corporation, an entity controlled by certain officers and directors of the Company.

         The Hartland Insurance Group, an entity owned by Raymond Elliott, a director of the Company, provided insurance to the Company during Fiscal 2001. Sales from this entity to the Company aggregated approximately $2,050,000 million during Fiscal 2001, for which this entity received fees and commissions in the approximate amount of $210,000.


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

Dated: January 9, 2002                 McCLAIN INDUSTRIES, INC.


                                       By:/s/ Kenneth D. McClain
                                          --------------------------------------
                                                Kenneth D. McClain, President
                                                (Principal Executive Officer)


                                       And By:/s/ Mark S. Mikelait
                                              ----------------------------------
                                                Mark S. Mikelait, Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  January 9, 2002                /s/ Kenneth D. McClain
                                       -----------------------------------------
                                       Kenneth D. McClain, Director


Dated:  January 9, 2002                /s/ Robert W. McClain
                                       -----------------------------------------
                                       Robert W. McClain, Director


Dated:  January 9, 2002                /s/ Raymond Elliott
                                       ------------------------------------
                                       Raymond Elliott, Director


Dated:  January 9, 2002                /s/ Walter J. Kirchberger
                                       ------------------------------------
                                       Walter J. Kirchberger, Director

Dated:  January 9, 2002                /s/ Ronald B Briggs
                                       ------------------------------------
                                       Ronald B. Briggs, Director

                       SECURITIES AND EXCHANGE COMMISSION


                                Washington, D. C.



                                    Form 10-K

                                For Corporations



                                  ANNUAL REPORT



             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, and 1999





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

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES




                       CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report

Consolidated Balance Sheets - September 30, 2001 and 2000

Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Investment for the years ended September 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
McClain Industries, Inc. and Subsidiaries
Sterling Heights, Michigan


We have audited the accompanying consolidated balance sheets of McClain Industries, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of McClain Industries, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company's recent losses from operations and its attendant difficulties in generating sufficient cash flow to meet its obligations have resulted in noncompliance with certain financial covenants contained in its debt agreements. The Company's principal lender has not waived its rights to call the debt arising from such noncompliance and has renewed a forbearance agreement only through January 31, 2002. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  REHMANN ROBSON


Troy, Michigan
December 28, 2001

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                            ASSETS                                                 SEPTEMBER 30
                                                                   ---------------------------------------------
                                                                         2 0 0 1                 2 0 0 0
                                                                   ---------------------   ---------------------
CURRENT ASSETS
     Cash and cash equivalents                                            $     763,635             $ 1,401,810
     Accounts receivable, net of allowance for doubtful
         accounts of $1,147,000 ($520,000 in 2000)                           11,818,760              20,692,647
     Inventories                                                             36,729,464              52,031,112
     Net investment in sales-type leases, current portion                    10,600,000               7,500,000
     Refundable federal and state taxes                                       2,733,572                 587,612
     Prepaid expenses                                                           142,539                 238,404
                                                                   ---------------------   ---------------------

TOTAL CURRENT ASSETS                                                         62,787,970              82,451,585

PROPERTY, PLANT AND EQUIPMENT, NET                                           21,620,641              23,298,832

Net investment in sales-type leases net of
     allowance for doubtful collections of $900,000
     ($400,000 in 2000), less current portion                                17,200,109              16,086,444
Equipment under construction                                                    777,643               1,012,690
Goodwill, net of amortization                                                   188,495                 616,624
Other                                                                            71,417                 218,738
                                                                   ---------------------   ---------------------






TOTAL ASSETS                                                              $ 102,646,275           $ 123,684,913
                                                                   =====================   =====================





The accompanying notes are an integral part of these consolidated financial statements.

                          LIABILITIES AND
                      STOCKHOLDERS' INVESTMENT                                         SEPTEMBER 30
                                                                        -------------------------------------------
                                                                              2 0 0 1                2 0 0 0
                                                                        --------------------   --------------------
CURRENT LIABILITIES
     Accounts payable                                                          $ 11,555,975           $ 14,523,573
     Current portion of long-term debt (Note 7)                                  59,415,504              4,200,000
     Accrued expenses                                                             4,225,970              3,740,452
                                                                        --------------------   --------------------

TOTAL CURRENT LIABILITIES                                                        75,197,449             22,464,025

Long-term debt, net of current portion                                                    -             67,476,117

Product liability                                                                   897,163              1,182,315

Deferred income taxes                                                             1,546,000              2,355,000
                                                                        --------------------   --------------------

TOTAL LIABILITIES                                                                77,640,612             93,477,457
                                                                        --------------------   --------------------

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS' INVESTMENT
     Common stock, no par value; authorized 10,000,000 shares,
       issued and outstanding, 4,520,746 shares
       (4,560,086 shares in 2000)                                                 4,061,123              4,273,875
     Retained earnings                                                           20,944,540             25,933,581
                                                                        --------------------   --------------------

TOTAL STOCKHOLDERS' INVESTMENT                                                   25,005,663             30,207,456
                                                                        --------------------   --------------------


TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                $ 102,646,275          $ 123,684,913
                                                                        ====================   ====================

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED SEPTEMBER 30
                                                 ------------------------------------------------------------------
                                                      2 0 0 1                 2 0 0 0                1 9 9 9
                                                 -------------------    --------------------   --------------------
Net sales                                              $ 91,549,939           $ 141,117,959          $ 140,604,885

Cost of sales                                            79,379,375             119,208,522            115,863,228
                                                 -------------------    --------------------   --------------------

GROSS PROFIT                                             12,170,564              21,909,437             24,741,657

Selling, general and administrative
     expenses                                            17,229,156              18,002,259             16,234,546
                                                 -------------------    --------------------   --------------------

(LOSS) INCOME FROM OPERATIONS                            (5,058,592)              3,907,178              8,507,111
                                                 -------------------    --------------------   --------------------

OTHER INCOME (EXPENSE)
     Interest expense                                    (5,482,236)             (6,343,380)            (3,982,325)
     Interest income                                      3,300,014               2,457,524              1,575,188
     Other, net                                            (304,227)               (151,176)               236,964
                                                 -------------------    --------------------   --------------------

OTHER EXPENSE - NET                                      (2,486,449)             (4,037,032)            (2,170,173)
                                                 -------------------    --------------------   --------------------

(LOSS) INCOME BEFORE INCOME TAXES                        (7,545,041)               (129,854)             6,336,938

Income taxes benefit (expense)                            2,556,000                  44,000             (2,155,000)
                                                 -------------------    --------------------   --------------------

NET (LOSS) INCOME                                       $(4,989,041)              $ (85,854)           $ 4,181,938
                                                 ===================    ====================   ====================

Net (loss) income per share:
     Basic                                                  $ (1.11)                $ (0.02)                $ 0.90
                                                 ===================    ====================   ====================
     Assuming dilution                                      $ (1.11)                $ (0.02)                $ 0.90
                                                 ===================    ====================   ====================

Weighted average shares outstanding,
     basic and diluted                                    4,504,341               4,560,086              4,673,027
                                                 ===================    ====================   ====================





The accompanying notes are an integral part of these consolidated financial statements.

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                                COMMON STOCK                   RETAINED
                                    --------------------------------------
                                        SHARES             AMOUNT              EARNINGS               TOTALS
                                    ----------------  ------------------  --------------------  -------------------
Balance at October 1,
     1998                                 4,686,727         $ 4,997,809          $ 21,837,497         $ 26,835,306

Shares issued                                 4,505              25,123                     -               25,123

Shares repurchased                          (30,354)           (151,402)                    -             (151,402)

Net income                                        -                   -             4,181,938            4,181,938
                                    ----------------  ------------------  --------------------  -------------------

Balance at September 30,
     1999                                 4,660,878           4,871,530            26,019,435           30,890,965

Shares issued                                 7,350              32,970                     -               32,970

Shares repurchased                         (108,142)           (630,625)                    -             (630,625)

Net loss                                          -                   -               (85,854)             (85,854)
                                    ----------------  ------------------  --------------------  -------------------

Balance at September 30,
      2000                                4,560,086           4,273,875            25,933,581           30,207,456

Shares issued                                19,939              34,486                     -               34,486

Shares repurchased                          (59,279)           (247,238)                    -             (247,238)

Net loss                                          -                   -            (4,989,041)          (4,989,041)
                                    ----------------  ------------------  --------------------  -------------------

BALANCE AT SEPTEMBER 30,
     2001                                 4,520,746         $ 4,061,123          $ 20,944,540         $ 25,005,663
                                    ================  ==================  ====================  ===================

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED SEPTEMBER 30
                                                               --------------------------------------------------------------
                                                                    2 0 0 1               2 0 0 0              1 9 9 9
                                                               -------------------  --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                $ (4,989,041)            $ (85,854)         $ 4,181,938
    Adjustments to reconcile net (loss) income to
      net cash used in operating activities
      Depreciation and amortization                                     3,345,633             3,425,281            3,280,109
      Deferred income taxes (benefit)                                    (809,000)              155,000              (15,000)
      Provision for doubtful accounts                                   1,375,000               230,800              146,500
      Gain on disposal of plant and equipment                              14,607               (28,856)              (8,330)
      Common stock issued to directors for services                        34,486                32,970               25,123
      Net changes in operating assets and liabilities
        which provided (used) cash:
        Accounts receivable                                             7,998,887              (383,281)           3,949,095
        Inventories                                                    15,301,648            11,250,673          (24,408,308)
        Net investment in sales-type leases                            (4,713,665)           (5,214,471)          (9,658,012)
        Prepaid expenses and other assets                                 373,480              (623,411)            (233,581)
        Refundable federal and state taxes                             (2,145,960)             (587,612)                   -
        Accounts payable                                               (2,967,598)           (7,251,566)           3,369,915
        Accrued expenses                                                  485,518            (2,224,309)           1,500,945
                                                               -------------------  --------------------  -------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                 13,303,995            (1,304,636)         (17,869,606)
                                                               -------------------  --------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of plant and equipment                                   (1,190,345)           (2,953,102)          (2,768,433)
    Payments on liabilities assumed upon the
      Galion acquisition                                                 (285,152)             (224,513)            (503,077)
    Proceeds from sale of plant and equipment                              41,178                28,856                8,330
                                                               -------------------  --------------------  -------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (1,434,319)           (3,148,759)          (3,263,180)
                                                               -------------------  --------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                        1,499,807             9,027,433           24,303,311
    Repayments of long-term debt                                      (13,760,420)           (4,450,000)          (3,034,732)
    Repurchase of common stock                                           (247,238)             (630,625)            (151,402)
                                                               -------------------  --------------------  -------------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                                (12,507,851)            3,946,808           21,117,177
                                                               -------------------  --------------------  -------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (638,175)             (506,587)             (15,609)
Cash and cash equivalents, beginning of year                            1,401,810             1,908,397            1,924,006
                                                               -------------------  --------------------  -------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 763,635           $ 1,401,810          $ 1,908,397
                                                               ===================  ====================  ===================



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

         Going Concern

         As indicated in Note 7, the Company, at September 30, 2001, was not in compliance with certain restrictive covenants contained in various debt agreements. As a result of this noncompliance, the Company entered into a forbearance agreement with its principal lending institution in June 2001 which has been extended through January 31, 2002. The lender has not waived its rights to call the debt arising from such noncompliance nor given any assurance that the agreement will be extended beyond that date; as such, all debt has been classified as current on the 2001 balance sheet, which has resulted in a significant working capital deficit. Should the lender exercise its right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding. This condition raises substantial doubt about the Company's ability to continue operating as a going concern in the normal course of business. Management's plans to address the above matter, recent operating losses from operations and the Company's ability to generate sufficient cash flows includes the following actions:

             - Exploring other financial options while the Company continues to negotiate with its principal lender.

             - Continuing to evaluate the need to reduce additional personnel.

             - Management is analyzing all plant operations to determine the viability of each facility.

             -    Reduce inventory to match appropriate operating levels.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Principles of Consolidation

         The consolidated financial statements include the accounts of McClain Industries, Inc., and its wholly-owned subsidiaries (McClain E-Z Pack, Inc., McClain, Galion, Inc., Shelby Steel Processing Co., McClain Group Leasing, Inc., McClain Tube Company, McClain Southland, Inc., and McClain International FSC, Inc., an international sales corporation). All significant intercompany accounts and transactions have been eliminated.

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

         Sales to a major customer aggregated approximately $13,200,000, $31,870,000, and $32,500,000 in 2001, 2000, and 1999, respectively. The
         Company had receivables of approximately $1,526,000 and $2,070,000 from this customer at September 30, 2001 and 2000, respectively. The loss of this customer could adversely affect the Company's short-term operating results.

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

         Income Taxes

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities. Deferred income taxes arise from temporary basis differences principally related to inventory, product liability, plant and equipment, receivables, and net operating losses.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

         Sales-Type Leases

         The Company, through McClain Group Leasing, Inc., offers lease financing to certain purchasers of the Company's products. These leases, along with certain TRAC leases (Note 4), meet the criteria for classification as capitalized leases and are accounted for as sales-type leases, whereby sales and gross profit are recognized at the inception of the lease. Accordingly, an investment is reflected on the accompanying balance sheets in an amount equal to the gross minimum lease payments receivable less advance payments, deposits, unearned finance income, and an allowance for doubtful collections. Unearned finance income is amortized in such a manner as to produce a constant periodic rate of return on the net investment in the lease.

         Goodwill

         Goodwill representing the purchase price in excess of the fair values of net assets acquired is amortized on a straight line basis. The amortization period is estimated based upon management's judgements and is generally five years. Accumulated amortization as of September 30, 2001 and 2000 was $2,062,230 and $1,634,101, respectively.

         Earnings (Loss) Per Share

         Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the year. The diluted amount reflects the potential dilution of all common stock equivalents. At September 30, 2001, 2000 and 1999 options to purchase 219,000, 262,000, and 244,998 common shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.

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

         Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has historically accounted for its business combinations using the purchase method and expects that adoption of the new standard will not have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB also issued Statement No. 142 "Goodwill and Other Intangible Assets" which is effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement 142.

         As of January 1, 2002, the Company expects to have unamortized goodwill of approximately $188,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $428,000, $428,000 and $396,000 for the years ended September 30, 2001, 2000, and 1999, respectively. The Company is currently evaluating the effects of adopting the remaining provisions of Statements 141 and 142 (which are effective January 1,
         2002), including whether any transitional adjustments will be required.

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations." Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company's results of operations or financial position.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for fiscal years beginning after December 15, 2001. Statement 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of business (as previously defined under Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sale. Statement 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell, rather than net realizable value. The Company is currently evaluating the effects of adopting Statement No. 144 and at this time cannot predict whether or not its provisions will have a material impact on its financial position or results of operations.


2.       ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

         The following is a summary of changes in the allowance for doubtful accounts during each of the three years in the period ended September 30:


                                         2001           2000            1999
                                      -----------    -----------    -----------
Balance, beginning of year            $   520,000    $   570,000    $   800,000
Add provision charged
   against income                         875,000        130,800        146,500
Less uncollectible accounts
   written off, net of recoveries        (248,000)      (180,800)      (376,500)
                                      -----------    -----------    -----------
BALANCE, END OF YEAR                  $ 1,147,000    $   520,000    $   570,000
                                      ===========    ===========    ===========



3.       INVENTORIES

         Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) and certain inventories on the last-in, last-out (LIFO) method, or market. The major components of inventories were as follows at September 30:

                                                  2001                  2000
                                              ------------           -----------
Materials                                      $16,136,116           $23,918,300
Work-in process                                  4,306,681             5,521,754
Finished goods                                   8,583,582            11,146,428
                                               -----------           -----------
                                                29,026,379            40,586,482
Chassis                                          7,703,085            11,444,630
                                               -----------           -----------
                                               $36,729,464           $52,031,112
                                               ===========           ===========

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The chassis inventory above consists of the cost of the vehicle as purchased from the manufacturer and, as applicable, includes the Company's cost of manufacturing, assembling and mounting its truck bodies and waste handling equipment products. The purchased cost of the chassis on a stand-alone basis was $5,684,975 and $8,473,526 at September 30, 2001 and 2000, respectively.


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

         The total net investment in these sales-type leases is comprised of the following amounts at September 30:

                                                        2001            2000
                                                    ------------     -----------
Gross minimum lease payments                         $35,263,432     $30,248,398
   collectible in monthly installments
Less advance lease payments and
   deposits received                                     915,193         787,093
                                                     -----------     -----------
Subtotal                                              34,348,239      29,461,305
Less unearned finance income                           5,648,130       5,474,861
                                                     -----------     -----------
Subtotal                                              28,700,109      23,986,444
Less allowance for doubtful collection
   and losses                                            900,000         400,000
                                                     -----------     -----------
Total net investment in sales-type leases             27,800,109      23,586,444
Current portion                                       10,600,000       7,500,000
                                                     -----------     -----------
Noncurrent portion                                   $17,200,109     $16,086,444
                                                     ===========     ===========

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Gross minimum lease payments, net of advances and deposits, are collectible in the following scheduled annual amounts for the years succeeding September 30, 2001:

  Year ending
  September 30                                             Amount
----------------                                      -----------------
     2002                                              $    10,600,000
     2003                                                    9,400,000
     2004                                                    7,900,000
     2005                                                    4,600,000
     2006                                                    1,848,239
                                                      -----------------
Gross minimum amount collectible                       $    34,348,239
                                                      ================


         The TRAC leasing programs in place with financial institutions allow for maximum availability of $19,500,000 in lease commitments, which provide for financing of 80% of eligible lease receivables and 95% of unamortized costs of eligible leased assets over the term of the related lease. These notes are secured by a pledge of the remittances in the related sublease. At September 30, 2001, approximately $16,489,214 had been drawn on these lease programs, $2,487,443 of which is accounted for as capital lease obligations (Note 7) and $14,001,771 of which is accounted for as minimum lease payments due under operating leases.

         The following is a schedule of future minimum lease payments required under capital lease obligations for the years succeeding September 30, 2001.

  Year ending
  September 30                                                Amount
----------------                                         -----------------
     2002                                                 $       850,000
     2003                                                         850,000
     2004                                                         787,443
                                                         -----------------
Total                                                           2,487,443
Less amounts representing interest imputed
   at various interest rates                                       46,075
                                                         -----------------
Present value of net minimum lease payments               $     2,441,368
                                                         =================


         Rental income from these subleasing activities was $4,513,315, $2,817,000 and $1,221,000 in the years 2001, 2000, and 1999, respectively, while the related rental expense for the leaseback of the products was $4,096,972, $2,629,000 and $1,035,000 during the years ended September 30, 2001, 2000, and 1999, respectively. Proceeds of the subleasing activities have been, and are expected to continue to be, in excess of the related rental expense. Minimum scheduled rental payments and rental receipts under these operating lease arrangements in future years are summarized as follows:

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Year ending                                           Rental                 Rental
     September 30                                         Payments               Receipts
     ------------                                    -----------------      ----------------
          2002                                        $     3,080,390        $    3,782,368
          2003                                              3,080,390             3,782,368
          2004                                              3,080,390             3,782,368
          2005                                              3,080,390             3,782,368
          2006                                              1,680,211             2,063,110
                                                     -----------------      ----------------
     Gross minimum rental payments                    $    14,001,771        $   17,192,582
                                                      ================      ================


         Total residual values guaranteed by the Company under these leasing arrangements approximates $2,405,000 as of September 30, 2001.


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

         Property, plant and equipment consisted of the following amounts as of September 30:

                                                          2001                2000
                                                    ------------------   ----------------
Land                                                $       2,381,487    $     2,366,387
Buildings and improvements                                 16,385,856         15,783,431
Machinery and equipment                                    24,217,980         24,008,223
Furniture, fixtures and vehicles                            3,989,037          4,400,067
                                                    ------------------   ----------------
                                                           46,974,360         46,558,108
Less accumulated depreciation                              25,353,719         23,259,276
                                                    ------------------   ----------------
Property, plant and equipment, net                  $      21,620,641     $   23,298,832
                                                    ==================   ================

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       LINES OF CREDIT

         The Company and certain of its subsidiaries are party to the following line-of-credit agreements with financial institutions as of September 30:

                                                                                      2001               2000
                                                                                -----------------   ----------------
Revolving line of credit providing for maximum availability of up to
$22,000,000 and $32,142,858 at September 30, 2001 and 2000, respectively.
Borrowings are limited to 80% of the eligible accounts receivable and 50%
of qualified inventory and are subject to interest at prime rate plus 2 1/2%
(default rate) (8.5% at September 30, 2001).                                     $    20,638,621     $   30,341,000

The agreement is collateralized by substantially all the assets of the Company and contains various covenants requiring the Company to maintain certain financial ratios (see Note 7). The agreement also prohibits the Company from incurring additional indebtedness other than subordinated indebtedness and limits plant and equipment acquisitions to $3.0 million per fiscal year. This agreement expires in May 2002.

Line of credit providing for maximum availability of $20,000,000 in 2001 and
2000 (see Note 7). Borrowings are limited to 80% of eligible lease receivables and are subject to interest at the prime rate plus 2 1/2% (8.5% at September 30,
2000). The agreement is collateralized by certain equipment leases held by the
Company's leasing subsidiary.
This agreement expires in May 2002.                                                   18,813,000         17,808,000
                                                                                -----------------   ----------------

Total lines of credit borrowings (Note 7)                                        $    39,451,621     $   48,149,000
                                                                                =================   ================

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       LONG-TERM DEBT

         Long-term debt consisted of the following obligations as of September
         30:

                                                                                      2001               2000
                                                                                -----------------   ----------------
Promissory note to a bank, collateralized by certain assets as disclosed in
Note 6. The note is payable in monthly installments of $220,000 plus interest at the prime rate plus 2 1/2% (effective rate of 8.5% at September 30, 2001),
maturing in September 2006.                                                      $    13,220,000     $   15,860,000


Promissory notes to banks, collateralized by commercial mortgages on certain real estate and equipment, payable in monthly installments of $28,300 plus interest ranging from the bank prime rate to prime plus 1/4% (effective rates of
6.0% to 6.25% at September 30, 2001), maturing at various
dates through December 2002.                                                           1,177,515            791,653

Industrial Revenue Bonds, collateralized by a bank letter of credit. The bonds are payable in annual installments of $525,000 through April 2007. The bonds bear interest, payable monthly, at either a fixed term, or a variable rate
(effective rate of 2.33% at September 30, 2001) as determined by the bond
holder.                                                                                3,125,000          3,650,000
                                                                                -----------------   ----------------

Subtotal, notes and bonds                                                             17,522,515         20,301,653

Lines of credit borrowings (Note 6)                                                   39,451,621         48,149,000

Capital lease obligations (Note 4)                                                     2,441,368          3,225,464
                                                                                -----------------   ----------------

Total long-term debt                                                                  59,415,504         71,676,117

Less current portion                                                                  59,415,504          4,200,000
                                                                                -----------------   ----------------

Long-term debt, net of current portion                                           $             -     $   67,476,117
                                                                                =================   ================

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The debt agreements contain certain restrictive covenants which require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As of September 30, 2001, the Company was not in compliance with certain of the financial covenants contained in the loan agreements with its principal lending institution. As a result, the Company and the lender entered into a forbearance agreement in June 2001 which expired August 31, 2001. This agreement was extended through October 31, 2001 and further extended only through January 31, 2002. Under the most recent amended and extended forbearance agreement, the line of credit is capped at $22 million, interest will accrue effective December 4, 2001 at the default rate of prime plus 2 1/2%, the leasing credit limit is reduced to the lesser of $19 million or the borrowing base, as defined, and the Company has been placed under a dominion of funds arrangement.

         Since there can be no assurance beyond January 31, 2002 that the lender will continue to a) lend to the Company, b) forbear from enforcing its rights and remedies, or c) further extend the forbearance period, all debt is classified as current on the accompanying September 30, 2001 balance sheet. As a result, the Company has a significant working capital deficit.


8.       ACCRUED EXPENSES

         Accrued expenses included on the accompanying consolidated balance sheets consist of the following amounts at September 30:

                                2001           2000
                             ----------     ----------
Sales discounts              $1,792,250     $1,084,919
Compensation                    313,446        300,343
Vacation and holiday pay        343,295        415,006
Taxes                           360,565        439,738
Insurance                       144,865        394,270
Other                         1,271,549      1,106,176
                             ----------     ----------
Total                        $4,225,970     $3,740,452
                             ==========     ==========

9.       INCOME TAXES

         The benefit (provision) for income taxes for each of the three years in the period ended September 30, consists of the following components:

                                           2001            2000             1999
                                        -----------     -----------      -----------
Current federal benefit (provision)     $ 1,747,000     $   199,000      $(2,170,000)
Deferred benefit (provision)                809,000        (155,000)          15,000
                                        -----------     -----------      -----------
Total                                   $ 2,556,000     $    44,000      $(2,155,000)
                                        ===========     ===========      ===========

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The effective income tax rate on consolidated pre-tax income differs from the federal statutory rate for the following reasons:

                                         2001                  2000                    1999
                                ----------------------  --------------------  -----------------------
                                    Amount        %         Amount      %           Amount       %
                                --------------   -----  -------------  -----  ----------------  -----
Benefit (provision)             $  2,568,000      34    $    44,000     34     $  (2,155,000)    34
  computed at statutory rate
Nondeductible expenses               (32,000)      -        (27,000)    (1)          (22,000)    (1)
Other                                 20,000       -         27,000      1            22,000      1
                                --------------   -----  -------------  -----  ----------------  -----
                                $  2,556,000      34    $    44,000     34     $  (2,155,000)    34
                                ==============   =====  =============  =====  ================  =====


         The balance of the net deferred income tax liability consists of temporary basis differences related to the following assets and liabilities as of September 30:

                                                         2001              2000
                                                   ----------------  ----------------
   Taxable differences:
      Property and equipment                       $     2,972,000    $    3,101,000
      Inventory                                          1,149,000         1,143,000
                                                   ----------------  ----------------
   Gross deferred tax liabilities                        4,121,000         4,244,000
                                                   ----------------  ----------------
   Deductible differences:
      Product liability                                    305,000           402,000
      Accounts receivable                                  696,000           313,000
      Accrued expenses                                     942,000           812,000
      Goodwill                                             442,000           362,000
      Net operating loss                                   190,000                 -
                                                   ----------------  ----------------
   Gross deferred tax assets                             2,575,000         1,889,000
                                                   ----------------  ----------------
   Net deferred income tax liability               $     1,546,000     $   2,355,000
                                                   ================  ================

         The components which comprise gross deferred taxes are predominantly noncurrent; as such, the entire related net liability is classified as noncurrent.

         The Company has a net operating loss of approximately $560,000, expiring in 2015, available to offset future federal taxable income.


10.      EMPLOYEE PENSION AND PROFIT SHARING PLANS

         The Company and certain subsidiaries have qualified pension and profit sharing plans covering substantially all union employees. Contributions to the plans were calculated at an hourly rate as defined in the various union contracts. The Company also maintains a defined contribution pension plan qualified pursuant to Section 401(k) of the Internal Revenue Code for certain union employees and all eligible non-union employees. The Company makes matching contributions of specified percentages of participants' compensation. The cost of all of these plans was $614,032 in 2001, $729,183 in 2000 and $673,480 in
         1999.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company has an employee stock bonus plan for full time, salaried and non-union employees. Company contributions are discretionary each year and are generally limited to 15% of participants' compensation. No contributions were made for any of the years ended September 30, 2001, 2000 and 1999.


11.      RELATED PARTY TRANSACTIONS

         Leases

         The Company leases an operating facility from siblings of the President of McClain Industries, Inc. on a month-to-month basis with annual rentals totaling $42,000 in each of the years ended September 30, 2001, 2000 and 1999.

         Insurance Costs

         Raymond Elliott, a director of the Company, is also the owner of Hartland Insurance Group. That entity provided insurance at a cost of approximately $2,050,000, $1,466,000 and $1,005,000 to the Company
         during the years ended September 30, 2001, 2000 and 1999, respectively. That entity received fees and commissions in connection with these transactions of approximately $210,000, $170,000 and $117,500, respectively.

         Product Sales

         The Company had product sales of approximately $103,500, $282,500 and $231,000, during the years ended September 30, 2001, 2000 and 1999, respectively, to a business controlled by the President of McClain Industries, Inc.


12.      STOCK BASED COMPENSATION PLANS

         The Company maintains the 1999 and 1989 Retainer Stock Plans for Non-employee Directors and the McClain 1999 and 1989 Incentive Stock Plans.

         Retainer Stock Plans

         The Retainer Stock Plans as adopted call for reserving 233,333 shares of the Company's no par common stock and allows non-employee directors the option to receive payment of all or a portion of their directors fees in the form of shares of common stock at the fair market value of such shares on the date of issuance. For the years ended September 30, 2001, 2000 and 1999 the Company issued 1,999, 7,350 and 4,505 shares, respectively, of its common stock to such directors in exchange for services rendered.

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

         The following table presents a summary of stock option activity for each of the years in the three year period ended September 30:

                                            2001                    2000                  1999
                                    ---------------------   ---------------------  ----------------------
                                                 Exercise               Exercise                Exercise
                                       Shares     Price *     Shares     Price *      Shares     Price *
                                    -----------  --------   ----------  ---------  -----------  ---------
Outstanding, beginning of year        219,000    $ 5.34      269,665     $5.71       199,476     $6.30
Granted                                  -           -          -          -         130,000      5.42
Exercised                                -           -          -          -            -          -
Forfeited/expired                        -           -       (50,665)     7.33       (59,811)     7.06
                                    -----------  --------   ----------  ---------  -----------  ---------
Outstanding, end of year              219,000      5.34      219,000     $5.34       269,665     $5.71
                                    -----------  --------   ----------  ---------  -----------  ---------

Exercisable, end of year              168,660      5.34      102,982     $5.34        85,332     $6.50
                                    ===========  ========   ==========  =========  ===========  =========


         OPTIONS AT SEPTEMBER 30, 2001

                                                            Options Outstanding             Options Exercisable
                                                     ---------------------------------     ---------------------
                                                                  Remaining
                                                                 Contractual  Exercise                  Exercise
                        Range of Exercise Prices       Shares       Life *     Price *       Shares      Price *
                        ------------------------     ----------  -----------  --------     ----------   --------
                           $5.00 to $5.50              204,000   2.0 years       5.30        153,660       5.40
                           $5.51 to $6.00               15,000   0.2 years       5.75         15,000       5.75
                                                     ----------  -----------  --------     ----------   --------
                        Total                          219,000   1.9 years       5.34        168,660       5.43
                                                     ==========  ===========  ========     ==========   ========

             *Weighted average

         The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options issued pursuant to the 1999 and 1989 Incentive Stock Plan. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is recorded in the accompanying consolidated statements of operations. There were no stock options granted during fiscal 2001 or 2000. Had stock option compensation expense been determined pursuant to the methodology provided in Statement of Financial Accounting Standards No. 123, "Accounting

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         for Stock-Based Compensation", using the Black-Scholes option pricing model, the following weighted average assumptions for grants in 1999 would have been employed: expected volatility of 71%, risk free interest rate of 5.5%, and expected lives of 5 years. The pro-forma effect on results of operations would have been a decrease in net income of $223,000 for the year ended September 30, 1999.


13.      COMMON STOCK REPURCHASES

         The Board of Directors has authorized the Company to repurchase from time to time on the open market up to 500,000 shares of the Company's common stock. During the year ended September 30, 2001, the Company repurchased 59,279 shares at prices ranging from $1.40 to $4.50 per share. During the year ended September 30, 2000, the Company repurchased 108,142 shares at prices ranging from $3.87 to $5.97. During the year ended September 30, 1999, the Company repurchased 30,354 shares at prices ranging from $3.375 to $5.75


14.      SUPPLEMENTAL CASH FLOWS INFORMATION

         During the years ended September 30, 2001, 2000 and 1999, common stock valued at $34,486, $32,970 and $25,123, respectively, was issued to non-employee directors in exchange for services rendered.

         Cash paid for interest amounted to $5,558,826 for 2001, $6,210,200 for 2000, and $3,855,735 for 1999. Cash paid for federal income taxes amounted to $-0- for 2001, $304,000 for 2000, and $350,000 for 1999.


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

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information regarding the Company's operating segments follows:

                                        Manufacturing           Truck             Leasing
                                          Operations            Group           Operations            Totals
                                      ------------------  -----------------  -----------------   -----------------
        2001
           Net sales                       $ 67,673,984        $23,875,955                $ -        $ 91,549,939
           Lease revenues                             -    -                        7,493,107           7,493,107
           Operating (loss) income           (4,972,771)        (1,124,814)         1,038,993          (5,058,592)
           Interest expense                   2,114,539          1,642,096          1,725,601           5,482,236
           Income (loss) before
              income taxes                   (5,756,446)        (2,827,588)         1,038,993          (7,545,041)
           Identifiable assets               66,628,496          7,622,890         28,394,889         102,646,275
           Capital expenditures               1,190,345                  -                  -           1,190,345
           Depreciation and
              amortization                    3,345,633                  -                  -           3,345,633

        2000
           Net sales                       $103,648,239        $37,469,720                $ -       $ 141,117,959
           Lease revenues                             -                  -          5,391,613           5,391,613
           Operating income                   4,878,056         (1,675,215)           704,337           3,907,178
           Interest expense                   2,973,818          1,825,362          1,544,200           6,343,380
           Income (loss) before
              income taxes                    2,666,386         (3,500,577)           704,337            (129,854)
           Identifiable assets               86,921,342         11,641,505         25,122,066         123,684,913
           Capital expenditures               2,953,102                  -                  -           2,953,102
           Depreciation
              amortization                    3,425,281                  -                  -           3,425,281

        1999
           Net sales                       $105,024,800        $35,580,085                $ -       $ 140,604,885
           Lease revenues                             -                  -          3,597,594           3,597,594
           Operating income                   7,661,619            368,844            476,648           8,507,111
           Interest expense                   2,283,630            988,496            710,199           3,982,325
           Income (loss) before
              income taxes                    6,247,914           (387,624)           476,648           6,336,938
           Identifiable assets               80,563,757         26,162,434         23,197,798         129,923,989
           Capital expenditures               2,768,433                  -                  -           2,768,433
           Depreciation and
              amortization                    3,280,109                  -                  -           3,280,109


Net sales for the Truck Group include sales of products manufactured by the Company of $8,613,903, $9,906,371 and $9,129,104 for the years ended September 30, 2001, 2000 and 1999, respectively.

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Net sales by product for the years ended September 30, 2001, 2000 and 1999 were as follows:

                                  2001             2000             1999
                               ------------     ------------     ------------
Product type

     Containers                $ 19,735,213     $ 28,906,263     $ 27,255,856
     Refuse bodies               18,178,816       32,353,072       35,714,049
     Truck chassis               17,394,489       29,440,561       26,450,982
     Dump truck bodies           13,593,146       19,083,440       20,175,160
     Compactors                   7,643,758        9,018,576        7,529,480
     Transfer trailers            7,157,843       11,056,258        9,824,136
     Parts                        3,683,575        3,681,513        3,711,092
     Tilt frame assemblies        2,216,699        4,475,165        5,301,279
     Other                        1,946,400        3,103,111        4,642,851
                               ------------     ------------     ------------

                               $ 91,549,939     $141,117,959     $140,604,885
                               ============     ============     ============

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

         A liability to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at September 30, 2001. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.

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

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Labor Union Matters

         Certain of the Company's hourly employees are represented by various labor unions pursuant to collective bargaining agreements which expire between September 2002 and June 2003.

         In 1995, a local union filed unfair labor practices against the Company's Macon, Georgia plant, which were subsequently upheld by the National Labor Relations Board (NLRB) and the U.S. Court of Appeals. The local union filed additional unfair labor practices in 1996. The NLRB seeks back pay, reinstatement and an order requiring transfer of work. The Company is currently negotiating with the NLRB in an effort to reach a settlement of all of these matters. There can be no assurance that these claims will be settled or that the amounts awarded to the union will not have a material adverse impact on the Company.

         Sales Commitment

         In connection with the purchase of a manufacturing facility in 1996, the seller of the facility agreed to use reasonable commercial efforts to purchase annually from the Company, manufactured products in an amount that is not less than $25,000,000 in sales per year through December 31, 2001. In the event the $25,000,000 is reached, the Company has agreed to pay to the customer $1,200,000 during each year. In addition, a 5% sales discount will be paid on sales in excess of $25,000,000. If the customer purchases less than $25,000,000 annually, the $1,200,000 amount is to be reduced in accordance with the terms of the acquisition agreement. For the years ended September 30, 2001, 2000, 1999 and 1998 approximately $707,000, $1,395,000, and $1,308,000 has been recorded as sales discounts in connection with post-acquisition sales of $13,200,000, $31,870,000 and $32,500,000, respectively, made to the customer pursuant to the agreement. On November 29, 1999, the Company signed an amendment to this agreement that extended the contract through December 31, 2003.

         Self Health Insurance

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



                                    * * * * *

                               INDEX TO EXHIBITS


Exhibit No.         Description                                                                                 Location
-----------         -----------                                                                                 --------

3.1                 Articles of Incorporation of McClain Industries, Inc.                                          (7)
3.2                 Bylaws of McClain Industries, Inc.                                                             (1)
10.1                McClain Industries, Inc. 1989 Incentive Stock Plan                                             (2)
10.2                McClain Industries, Inc. 1989 Retainer Stock Plan for Non-Employee Directors                   (2)
10.3                Agreement of Purchase and Sale dated July 20, 1992 by and between Peabody International        (4)
                    Corporation, as Seller, and Galion Holding Company, as Buyer
10.4                Manufacture and License Agreement dated as of November 2, 1992, between Galion Dump            (6)
                    Bodies, as Licensor, and the Company, as Licensee
10.5                Loan documents dated as of March 1, 1993, between the Company and Galion Dump Bodies           (6)
                    and E-Z Pack
10.6                Guaranty Fee Agreement dated as of March 2, 1993, between Galion Holding and the Company       (6)
10.7                Purchase Agreement, dated as of March 30, 1993, between the Company and Group                  (7)
                    Properties III
10.8                Purchase Agreement, dated as of March 30, 1993, between the Company and Group Properties       (7)
10.9                Purchase Agreement, dated as of March 30, 1993, between the Company and Group                  (7)
                    Properties of Georgia
10.10               Commercial Mortgage, Assignment of Leases and Rents, Security Agreement and Financing          (8)
                    Statement Dated February 6, 1995, between Standard Federal Bank and the Company
10.11               Commercial Mortgage, Assignment of Leases and Rents, Security Agreement and Financing          (8)
                    Statement Dated February 6, 1995, between Standard Federal Bank and the Company
10.12               Second Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals           (8)
                    (Secures Future Advances) dated February 6, 1995, between Standard Federal Bank and E-Z
                    Pack
10.13               Second Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals           (8)
                    (Secures Future Advances) dated February 6, 1995, between Standard Federal Bank and
                    Galion Dump Bodies
10.14               Fifth Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals            (8)
                    (Secures Future Advances) between Standard Federal Bank and Galion Dump Bodies dated
                    June 22, 1995.
10.15               Third Amended and Restated Promissory Note (Line of Credit) dated June 22, 1995,               (8)
                    between Standard Federal Bank, Galion Holding, E-Z Pack, Galion Dump Bodies and McClain
                    Group Sales of Florida
10.16               Security Agreement dated June 22, 1995, between Standard Federal Bank and McClain Group        (8)
                    Sales of Florida
10.17               Fifth Amendment to Open-End Commercial Mortgage and Assignment of Lease and Rentals            (8)
                    (Secures Future Advances) dated June 22, 1995, between Standard Federal Bank and E-Z
                    Pack
10.18               Loan Agreement dated July 17, 1996, between Standard Federal Bank and Leasing                  (9)



Exhibit No.         Description                                                                               Location
-----------         -----------                                                                               --------


10.19               Promissory Note (Line of Credit) dated July 17, 1996, between Standard Federal Bank and        (9)
                    Leasing
10.20               Commercial Mortgage, Assignment of Leases and Rents, Security Agreement and Financing          (9)
                    Statement dated August 29, 1996, between Standard Federal Bank and McClain-Alabama.
10.21               Security Agreement dated August 29, 1996, between Standard Federal Bank and                    (9)
                    McClain-Alabama
10.22               Master Lease Agreement dated July 15, 1995 between Fifth Third Leasing Company and             (9)
                    Leasing
10.23               Master Lease Agreement dated May 17, 1996 between NBD Bank and Leasing                         (9)
10.24               Term Note dated January 17, 1997 between Trust Company Bank of Middle Georgia and the         (10)
                    Company
10.25               Preliminary Placement Memorandum dated April 17, 1997 - The Industrial Development            (10)
                    Board of the City of Demopolis Industrial Development Revenue Bonds Series 1997
                    (McClain of Alabama, Inc. Project)
10.26               Lease Agreement dated April 1, 1997 between the Industrial Development Board of the           (10)
                    City of Demopolis and McClain of Alabama
10.27               Trust Indenture Agreement dated April 1, 1997 between the Industrial Development Board        (10)
                    of the City of Demopolis and LaSalle National Bank
10.28               Bond  Guaranty  Agreement  dated  April  1,  1997  between  LaSalle  National  Bank  and      (10)
                    McClain-Alabama
10.29               Mortgage,  Assignment  of Leases and  Security  Agreement  dated  April 1, 1997 from the      (10)
                    Industrial  Development Board of the City of Demopolis and  McClain-Alabama  to Standard
                    Federal Bank
10.30               Standard Federal Bank Irrevocable Letter of Credit dated April 23, 1997                       (10)
10.31               Placement  Agency Agreement dated April 23, 1997 - The Industrial  Development  Board of      (10)
                    the City of Demopolis Industrial Development Revenue Bond Series 1997 (McClain of
                    Alabama, Inc. Project)
10.32               Remarketing Agreement dated April 23, 1997 among LaSalle National Bank, The Industrial        (10)
                    Development Board of the City of Demopolis and McClain of Alabama, Inc.
10.33               Loan Agreement dated April 16, 1998 between Standard Federal Bank and McClain                 (11)
                    Industries, Inc., McClain of Alabama, Inc., McClain of Georgia, Inc., McClain of Ohio,
                    Inc., McClain of Oklahoma, Inc., McClain EPCO, Inc., Shelby Steel Processing Company,
                    McClain Tube Company, Galion Holding Company, McClain E-Z Pack, Inc., Galion Dump
                    Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.
10.34               Promissory Note (Line of Credit) dated April 16, 1998 between Standard Federal Bank and       (11)
                    McClain Industries,  Inc., McClain of Alabama,  Inc., McClain of Georgia,  Inc., McClain
                    of Ohio, Inc., McClain of Oklahoma, Inc., McClain EPCO, Inc., Shelby Steel Processing
                    Company, McClain Tube Company, Galion Holding Company, McClain E-Z Pack, Inc., Galion
                    Dump Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.


Exhibit No.         Description                                                                               Location
-----------         -----------                                                                               --------



10.35               Promissory Note (Term Loan) dated April 16, 1998 between Standard Federal Bank and            (11)
                    McClain Industries, Inc., McClain of Alabama, Inc., McClain of Georgia, Inc., McClain
                    of Ohio, Inc., McClain of Oklahoma, Inc., McClain EPCO, Inc., Shelby Steel Processing
                    Company, McClain Tube Company, Galion Holding Company, McClain E-Z Pack, Inc., Galion
                    Dump Bodies, Inc., McClain Group Sales, Inc., and McClain Group Sales of Florida, Inc.
10.36               Promissory Note (Line of Credit Converting to Term Loan) dated April 16, 1998 between         (11)
                    Standard Federal Bank and McClain Industries, Inc., McClain of Alabama, Inc., McClain
                    of Georgia, Inc., McClain of Ohio, Inc., McClain of Oklahoma, Inc., McClain EPCO, Inc.,
                    Shelby Steel Processing Company, McClain Tube Company, Galion Holding Company, McClain
                    E-Z Pack, Inc., Galion Dump Bodies, Inc., McClain Group Sales, Inc., and McClain Group
                    Sales of Florida, Inc.
10.37               Second Amendment Agreement, Loan Agreement, Promissory Note (Line of Credit) dated            (11)
                    April 16, 1998 between Standard Federal Bank and McClain Group Leasing, Inc.
10.38               McClain Industries, Inc. 1999 Incentive Stock Plan                                            (12)
10.39               McClain Industries, Inc. 1999 Retainer Stock Plan for Non-Employee Directors                  (12)
10.40               Amended and Restated Loan Agreement dated July 9, 1999 between Standard Federal Bank          (12)
                    and McClain Industries, Inc., McClain E-Z Pack, Inc., McClain Galion, Inc., Shelby
                    Steel Processing Company, McClain Tube Company, McClain International FSC, and McClain
                    Southland Co.
10.41               Promissory Note (Line of Credit) dated July 9, 1999 between Standard Federal Bank and         (12)
                    McClain Industries, Inc., McClain E-Z Pack, Inc., McClain Galion, Inc., Shelby Steel
                    Processing Company, McClain Tube Company, McClain International FSC, and McClain
                    Southland Co.
10.42               Promissory Note (Term Loan) dated July 9, 1999 between Standard Federal Bank and              (12)
                    McClain Industries, Inc., McClain E-Z Pack, Inc., McClain Galion, Inc., Shelby Steel
                    Processing Company, McClain Tube Company, McClain International FSC, and McClain
                    Southland Co.
10.43               Promissory Note (Line of Credit Converting to Term Loan) dated July 9, 1999 between           (12)
                    Standard Federal Bank and McClain Industries, Inc., McClain E-Z Pack, Inc., McClain
                    Galion, Inc., Shelby Steel Processing Company, McClain Tube Company, McClain
                    International FSC, and McClain Southland Co.
10.44               Third Amendment Agreement, Loan Agreement, Promissory Note (Line of Credit) dated July        (12)
                    9, 1999 between Standard Federal Bank and McClain Group Leasing, Inc.
10.45               Second Amendment Agreement dated May 10, 2000 between Standard Federal Bank and McClain       (13)
                    Industries, Inc., McClain E-Z Pack, Inc., McClain Galion, Inc., Shelby Steel Processing
                    Company, McClain Tube Company, McClain International FSC, and McClain Southland Co.
10.46               Fourth Amendment Agreement, Loan Agreement, Promissory Note (Line of Credit) dated May        (13)
                    10, 2000 between Standard Federal Bank and McClain Group Leasing, Inc.



Exhibit No.         Description                                                                               Location
-----------         -----------                                                                               --------



      10.47        Amendment and Forbearance Agreement dated June 20, 2001 between Standard Federal Bank          55
                   and McClain Industries, Inc., McClain E-Z Pack, Inc., McClain Galion, Inc., Shelby
                   Steel Processing Company, McClain Tube Company, McClain International FSC, McClain
                   Southland Co., and McClain Group Leasing, Inc.
      10.48        Extension Agreement for Amendment and Forbearance Agreement dated June 20, 2001, dated         80
                   September 1, 2001 between Standard Federal Bank and McClain  Industries,  Inc., McClain
                   E-Z Pack, Inc., McClain Galion, Inc., Shelby Steel Processing Company, McClain Tube
                   Company, McClain International FSC, McClain Southland Co., and McClain Group Leasing,
                   Inc.
      10.49        Second Extension Agreement for Amendment and Forbearance  Agreement dated June 20, 2001,       85
                   dated  December 28, 2001 between  Standard  Federal Bank and McClain  Industries,  Inc.,
                   McClain E-Z Pack, Inc., McClain Galion,  Inc., Shelby Steel Processing Company,  McClain
                   Tube  Company, McClain International FSC, McClain Southland  Co., and McClain Group
                   Leasing, Inc.
      10.50        Amended and Restated Loan Agreement Between Standard Federal Bank and McClain Group            92
                   Leasing, Inc.
      10.51        Amended and Restated Guaranty dated June 20, 2001 between Standard Federal Bank and            112
                   McClain Industries, Inc., McClain E-Z Pack, Inc., McClain Galion, Inc., Shelby Steel
                   Processing Company, McClain Tube Company, McClain International FSC, and McClain
                   Southland Co.
      10.52        Guaranty dated June 20, 2001 between Standard Federal Bank and McClain Group Leasing, Inc.     119
        22         List of Subsidiaries                                                                           (9)



(1)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/89
(2)               Incorporated by reference to the Company's Registration Statement (33-29613)
(3)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/91
(4)               Incorporated by reference to the Company's Form 8-K dated 7/27/92
(5)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/92
(6)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/93
(7)               Incorporated by reference to the Company's Registration Statement on Form S-2 (33-84562)
(8)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/95
(9)               Incorporated by reference to the Company's Form 10-K f/y/e 9/30/96
(10)              Incorporated by reference to the Company's Form 10;K f/y/e 9/30/97
(11)              Incorporated by reference to the Company's Form 10;K f/y/e 9/30/98
(12)              Incorporated by reference to the Company's Form 10;K f/y/e 9/30/99
(13)              Incorporated by reference to the Company's Form 10;K f/y/e 9/30/00
