Form 10-Q
period 2001-12-31
MCCLAIN INDUSTRIES INC
filed 2002-02-14
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2001

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

                               6200 Elmridge Road
                        Sterling Heights, Michigan 48310
                                 (586) 264-3611
          (Address of principal executive offices and telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .
                                              ----   ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 6, 2002.

Common Stock, No Par Value                                         4,534,206
--------------------------------------------------------------------------------
         Class                                                  Number of Shares

                                     1 of 13

              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                 DECEMBER 31,         SEPTEMBER 30,
                                                                                2001                2001
                                                                            (UNAUDITED)
                                                                            ------------         ------------
CURRENT ASSETS
      Cash and cash equivalents                                             $    454,870         $    763,635
      Accounts receivable, (Net)                                               9,417,676           11,818,760
      Inventories                                                             32,920,550           36,729,464
      Net investment in sales-type leases, current portion                     8,100,000           10,600,000
      Prepaid expenses                                                         1,296,822              142,539
      Refundable federal and state income taxes                                2,773,846            2,733,572
                                                                            ------------         ------------

TOTAL CURRENT ASSETS                                                          54,963,764           62,787,970
                                                                            ------------         ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                            21,179,131           21,620,641
                                                                            ------------         ------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
      CURRENT PORTION                                                         18,103,932           17,200,109
                                                                            ------------         ------------

OTHER ASSETS                                                                     848,777            1,037,555
                                                                            ------------         ------------

TOTAL OTHER ASSETS                                                            95,095,604          102,646,275
                                                                            ============         ============

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
      Accounts payable                                                      $  8,806,511         $ 11,555,975
      Current portion of long-term debt                                       55,349,975           59,415,504
      Accrued expenses                                                         3,994,320            4,225,970
                                                                            ------------         ------------

TOTAL CURRENT LIABILITIES                                                     68,150,806           75,197,449

Long-term debt, net of current portion                                                 0                    0

Product liability                                                                530,715              897,163

Deferred income taxes                                                          1,546,000            1,546,000
                                                                            ------------         ------------

TOTAL LIABILITIES                                                             70,227,521           77,640,612
                                                                            ------------         ------------

STOCKHOLDERS' INVESTMENT                                                      24,868,083           25,005,663
                                                                            ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                              $ 95,095,604         $102,646,275
                                                                            ============         ============


See notes to condensed consolidated financial statements



                                     2 of 13

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                            ---------------------------------------------------
                                                                     2001                        2000
                                                            -----------------------     -----------------------
Net sales                                                     $ 20,087,599                     $ 21,087,686

Cost of sales                                                   17,031,032                       17,928,298
                                                              ------------                     ------------

GROSS PROFIT                                                     3,056,567                        3,159,387

Selling, general and administrative
      expenses                                                   3,122,693                        4,086,270
                                                              ------------                     ------------

INCOME (LOSS) FROM OPERATIONS                                      (66,126)                        (926,883)
                                                              ------------                     ------------

OTHER INCOME (EXPENSE)
      Interest expense                                            (886,650)                      (1,572,364)
      Interest income                                              634,256                          790,032
      Other, net                                                    87,342                            8,350
                                                              ------------                     ------------

OTHER EXPENSE - NET                                               (165,052)                        (773,982)
                                                              ------------                     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                 (231,178)                      (1,700,865)

Income taxes (benefit)                                             (78,600)                        (578,000)
                                                              ------------                     ------------

NET INCOME (LOSS)                                             $   (152,578)                    $ (1,122,865)
                                                              ============                     ============

Net income (loss) per share:
      Basic                                                   $      (0.03)                    $      (0.25)
                                                              ============                     ============
      Assuming dilution                                       $      (0.03)                    $      (0.25)
                                                              ============                     ============


See notes to condensed consolidated financial statements




                                     3 of 13

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                         THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    2001                     2000
                                                                                 ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                          $  (152,578)             $(1,122,865)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
          Depreciation and amortization                                              730,589                  832,516
          Common stock issued to directors for services                               14,998                    8,993
          Net changes in operating assets and liabilities
            which provided (used) cash:
              Current assets excluding cash & cash equivalents                     5,055,715                9,612,151
              Other assets                                                         1,745,931               (1,244,163)
              Accounts payable                                                    (2,749,464)              (1,083,802)
              Accrued expenses                                                      (231,650)                 607,324
              Federal and state income taxes                                         (40,274)                 641,105
                                                                                 -----------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,373,267                8,251,258
                                                                                 -----------              -----------

                                                                                 -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of plant and equipment                                              (250,055)                 (23,166)
      Payments (made on) received from liabilities assumed upon the
        Galion acquisition                                                          (366,448)                (213,160)
                                                                                 -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (616,503)                (236,326)
                                                                                 -----------              -----------

                                                                                 -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal reduction of long term debt                                       (4,065,529)              (7,663,340)
      Repurchase of common stock                                                        --                   (241,238)

                                                                                 -----------              -----------
NET CASH USED IN FINANCING ACTIVITIES                                             (4,065,529)              (7,904,578)
                                                                                 -----------              -----------

                                                                                 -----------              -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (308,765)                 110,354
                                                                                 -----------              -----------

Cash and cash equivalents, beginning of year                                         763,635                1,401,810

                                                                                 -----------              -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $   454,870              $ 1,512,164
                                                                                 ===========              ===========


See notes to condensed consolidated financial statements



                                     4 of 13

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2001

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

2.       Inventories

         Inventories at December 31, 2001 and September 30, 2001 are summarized as follows:

                                             (Unaudited)
                                            December 31, 2001            September 30, 2001
                                            -----------------------------------------------
         Materials and Supplies             $    15,196,697                $  16,136,116
         Work in Process                          4,300,000                    4,306,681
         Finished Goods                           8,344,853                    8,583,582
         Chassis                                  5,079,000                    7,703,085
                                            ---------------                -------------
                                            $    32,920,550                $  36,729,464
                                            ===============                =============

3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the year. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective September 30, 1998. This statement requires a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At December 31, 2001 and 2000 options to purchase 155,331 and 146,983 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.



                                     5 of 13

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2001


4.       Depreciation

         For the three months ended December 31, 2001 and 2000, depreciation charges were $691,565 and $698,805, respectively. Accumulated depreciation totaled $26,076,890 and $25,353,719 at December 31, 2001 and September 30, 2001, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at December 31, 2001. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.




                                     6 of 13

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2001

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




                                     7 of 13

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      THREE MONTHS ENDED DECEMBER 31, 2001

Information regarding the Company's operating segments follows:

                                                Manufacturing            Truck              Leasing
                                                 Operations              Group             Operations            Totals
                                              ------------------   ------------------   -----------------   ------------------
2001
    Net sales                                 $  17,359,729         $   2,727,870           $        --         $  20,087,599
    Lease revenues                                     --                    --                 1,864,552           1,864,552
    Operating income (loss)                        (358,131)              (12,282)                304,287             (66,126)
    Interest expense, net                           429,156               127,448                 330,046             886,650
    Income (loss) before
        income taxes                               (401,926)             (140,421)                311,169            (231,178)
    Identifiable assets                          63,577,410             7,181,013              24,337,181          95,095,604
    Capital expenditures                            250,055                  --                      --               250,055
    Depreciation and
        amortization                                730,589                  --                      --               730,589

                                              -------------         -------------           -------------       -------------
2000
    Net sales                                 $  15,446,670         $   5,641,016           $        --         $  21,087,686
    Lease revenues                                     --                    --                 1,798,609           1,798,609
    Operating income (loss)                      (1,090,865)             (192,896)                356,877            (926,883)
    Interest expense, net                           933,386               250,870                 388,108           1,572,364
    Income (loss) before
        income taxes                             (1,042,382)             (437,360)                356,877          (1,122,865)
    Identifiable assets                          77,408,495            11,434,069              25,134,261         113,976,825
    Capital expenditures                             23,166                  --                      --                23,166
    Depreciation and
        amortization                                832,516                  --                      --               832,516




                                     8 of 13

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

         Selected financial data for the Company for the periods indicated:

                                                                          (Unaudited)
                                                                     Three Months Ended
                                                                          December 31,
                                                                     2001                     2000
                                                                -----------------       ---------------
Net Sales                                                          $20,087,599            $21,087,686

Net Income (Loss)                                                     (152,578)            (1,122,865)
Net Earnings (Loss) Per Common
 Share (Basic and Diluted)                                         $      (.03)           $      (.25)


                                                                (Unaudited)
                                                                    As of                      As of
                                                                December 31,               September 30,
                                                                   2001                         2001
                                                              ------------------           --------------
  Working Capital (Deficit)                                      $(13,187,042)              $(12,409,479)

  Total Assets                                                     95,095,604                102,646,275

  Long-Term Debt                                                            0                          0

  Stockholder's Investment                                         24,868,083                 25,005,663

  Common Shares Outstanding
  (Basic and Diluted)                                               4,534,206                  4,565,661

  Current Ratio                                                        0.81:1                     0:83:1

  Funded Debt to Equity
  Stockholders' Investment                                             2.23:1                     2.28:1



                                     9 of 13

                            MCCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                                      (Unaudited)
                                                                   Three Months Ended
                                                                      December 31,
                                                              2001                 2000
                                                              --------------------------
Net Sales                                                     100.00%           100.00%
Cost of Sales                                                  84.78             85.02
                                                              -------------------------

Gross Profit                                                   15.22             14.98

Selling, General &
Administrative Expenses                                        15.55             19.38
                                                              -------------------------

Operating Income (Loss)                                        (0.33)            (4.40)

Other Expenses                                                 (0.82)            (3.67)
                                                              -------------------------

Income (Loss) before Income Taxes                              (1.15)            (8.07)

Income Taxes (Benefit)                                         (0.39)            (2.74)
                                                              -------------------------

Net Income (Loss)                                              (0.76)%           (5.33)%
                                                              =========================




                                    10 of 13

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Net sales decreased 4.7% to $20.1 million for the quarter ended December 31, 2001 (Quarter 2001) from $21.1 million for the quarter ended December 31, 2000 (Quarter 2000). The decrease was due primarily to reduced truck sales and the continued limited capital expenditures by the national hauling companies resulting from the continuing difficult economic environment. McClain E-Z Pack's sales increased 5.4% or $0.7 million during the Quarter 2001 compared to the Quarter 2000 while McClain Truck sales decreased 50.4% or $2.0 million during the Quarter 2001 compared to the Quarter 2000. Sales of the Company's dump body products decreased by 4.6% or $0.13 million for the Quarter 2001 compared to the Quarter 2000 due to the continued slump and excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 9.8% of the Company's sales for the Quarter 2001 compared to 18.8% of the Company's sales for the Quarter 2000.

         Cost of goods sold decreased to 84.79% for the Quarter 2001 from 85.02% for the Quarter 2000. The gross profit margin on manufactured products decreased to 16.7% for the Quarter 2001 compared to 20.3% for the Quarter 2000 due to increased discounting related to the slow economy. McClain Truck had a gross loss of 1.11% for the Quarter 2001 compared to a gross loss of 2.96% for the Quarter 2000 primarily as a result of the liquidation of certain stale chassis from inventory.

         Selling, General & Administrative Expenses decreased to 15.54% of net sales for the Quarter 2001 from 19.38% of net sales for the Quarter 2000 as the Company continued to bring operating costs in line with the current sales volume.

         The Company had a working capital deficit of $13.2 million at December 31, 2001 compared to $12.4 million at September 30, 2001. The ratio of current assets to current liabilities was 0.81:1 at December 31, 2001 and 0.84:1 at September 30, 2001. The Company's cash and cash equivalents totaled $0.5 million at December 31, 2001. Cash flows provided by operations were $4.4 million for the three months ended December 31, 2001.

         The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As the result of non compliance with certain of the financial covenants, the Company entered into a forbearance agreement with its principal lending institution in June of 2001 and expiring August 31, 2001. This agreement was extended to October 31, 2001 and further extended through January 31, 2002. Under the most recent amended and extended forbearance agreement, the line of credit is capped at $22 million, effective December 4, 2001, interest will accrue at the default rate of prime plus 2 1/2%, the leasing credit limit is reduced to the lesser of $19 million or the borrowing base, as defined, and the Company has been placed under a dominion of funds arrangement. Accordingly, the debt related to these



                                    11 of 13
agreements has been shown as a current liability. Management's plans to resolve this matter include, exploring other financing options while continuing to negotiate with its principal lender to extend the forbearance period or amend its current agreements to among other things reset those covenants that are currently out of compliance and extend the maturity dates on certain of its revolving credit agreements, continuing to evaluate the need for additional personnel reductions, analyzing all plant operations and product lines to determine the viability of each facility, and continuing inventory reductions to match forecasted operating levels. While management believes it will be successful in its negotiations with it principal lender or in obtaining an alternative financing source, that outcome is not certain. If either of these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding. The revolving credit agreements expire in May 2002.

         Management believes, that if its principal lender extends the forbearance period, the negotiations discussed above are successful or the Company secures an alternative financing source, that the Company's cash flow, together with the credit available to it under existing debt facilities, will provide it with adequate cash for its working capital needs for the next 12 months (For further information on the Company's debt agreements, refer to the Consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001). If these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding.






                                    12 of 13

                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                  McCLAIN INDUSTRIES, INC.

Date:     February 6, 2002               By:      /s/   Kenneth D. McClain
          -------------------------------         ------------------------------
                                                  Kenneth D. McClain, President

Date:     February 6, 2002               By:      /s/    Mark S. Mikelait
          -------------------------------         ------------------------------
                                                  Mark S. Mikelait, Treasurer









                                    13 of 13