Form 10-Q
period 2002-03-31
MCCLAIN INDUSTRIES INC
filed 2002-05-14
CIK 63686

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2002.


Common Stock, No Par Value                                             4,534,170
--------------------------------------------------------------------------------
         Class                                                  Number of Shares

                                     1 of 16

           PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                               MARCH 31               SEPTEMBER 30,
                                                                                            2002                      2001
                                                                                         (UNAUDITED)
                                                                                   ------------------------  ----------------------

CURRENT ASSETS
      Cash and cash equivalents                                                                   $723,057                 $763,635
      Accounts receivable, (Net)                                                                 9,500,093               11,818,760
      Inventories                                                                               30,489,373               36,729,464
      Net investment in sales-type leases, current portion                                       8,100,000               10,600,000
      Prepaid expenses                                                                             697,164                  142,539
      Refundable federal and state income taxes                                                  2,716,299                2,733,572
                                                                                   ------------------------  -----------------------

TOTAL CURRENT ASSETS                                                                            52,225,986               62,787,970
                                                                                   ------------------------  -----------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                              20,634,457               21,620,641
                                                                                   ------------------------  -----------------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
      CURRENT PORTION                                                                           15,823,389               17,200,109
                                                                                   ------------------------  -----------------------

OTHER ASSETS                                                                                       658,175                1,037,555
                                                                                   ------------------------  -----------------------

TOTAL OTHER ASSETS                                                                              89,342,007              102,646,275
                                                                                   ========================  =======================

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
      Accounts payable                                                                          $7,900,368              $11,555,975
      Current portion of long-term debt                                                         51,741,644               59,415,504
      Accrued expenses                                                                           4,095,453                4,225,970
                                                                                   ------------------------  -----------------------

TOTAL CURRENT LIABILITIES                                                                       63,737,465               75,197,449

Long-term debt, net of current portion                                                                   0                        0

Product liability                                                                                  502,531                  897,163

Deferred income taxes                                                                            1,042,000                1,546,000
                                                                                   ------------------------  -----------------------

TOTAL LIABILITIES                                                                               65,281,996               77,640,612
                                                                                   ------------------------  -----------------------

STOCKHOLDERS' INVESTMENT                                                                        24,060,011               25,005,663
                                                                                   ------------------------  -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                                 $89,342,007             $102,646,275
                                                                                   ========================  =======================

See notes to condensed consolidated financial statements

                                     2 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                       THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                           MARCH 31,                                       MARCH 31,
                                           -------------------------------------------       ---------------------------------------
                                                 2002                 2001                         2002                  2001
                                           -----------------    -----------------            -----------------     -----------------

Net sales                                      $ 16,776,715         $ 24,748,635                 $ 36,864,314          $ 45,836,321

Cost of sales                                    14,756,339           20,773,019                   31,787,371            38,701,317
Inventory writedown                                       -              700,000                            -               700,000
                                           -----------------    -----------------            -----------------     -----------------

GROSS PROFIT                                      2,020,376            3,275,616                    5,076,943             6,435,004

Selling, general and administrative
      expenses                                    3,105,432            4,387,360                    6,228,125             8,473,630
Restructuring charge                                      -              400,000                            -               400,000
                                           -----------------    -----------------            -----------------     -----------------

LOSS FROM OPERATIONS                             (1,085,056)          (1,511,744)                  (1,151,182)           (2,438,626)
                                           -----------------    -----------------            -----------------     -----------------

OTHER INCOME (EXPENSE)
      Interest expense                             (886,751)          (1,278,383)                  (1,773,401)           (2,850,747)
      Interest income                               728,871              848,589                    1,363,127             1,638,621
      Other, net                                     (8,034)             (69,388)                      79,308               (61,038)
                                           -----------------    -----------------            -----------------     -----------------

OTHER EXPENSE - NET                                (165,914)            (499,182)                    (330,966)           (1,273,164)
                                           -----------------    -----------------            -----------------     -----------------

LOSS BEFORE INCOME TAXES BENEFIT                 (1,250,970)          (2,010,926)                  (1,482,148)           (3,711,790)

Income tax benefit                                 (425,400)            (684,000)                    (504,000)           (1,262,000)
                                           -----------------    -----------------            -----------------     -----------------

NET LOSS                                           (825,570)          (1,326,926)                    (978,148)           (2,449,790)
                                           =================    =================            =================     =================

Net loss per share:
      Basic and diluted                             $ (0.19)             $ (0.29)                     $ (0.22)              $ (0.54)
                                           =================    =================            =================     =================

See notes to condensed consolidated financial statements




                                    3 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                     SIX MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                  -------------------------------------------------
                                                                                           2002                      2001
                                                                                  ------------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            $      (978,148)            $ (2,449,790)
      Adjustments to reconcile net loss to
        net cash provided by operating activities
          Depreciation and amortization                                                         1,432,641                1,665,972
          Deferred Income Tax Benefit                                                            (504,000)                       -
          Common stock issued to directors for services                                            32,496                   17,987
          Net changes in operating assets and liabilities
            which provided (used) cash:
               Current assets excluding cash & cash equivalents                                 8,004,133                8,471,810
               Other assets                                                                     4,178,052                1,192,251
               Accounts payable                                                                (3,655,563)              (2,455,783)
               Accrued expenses                                                                  (130,517)                 781,054
               Federal and state income taxes                                                      17,273               (1,331,250)
                                                                                  ------------------------   ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       8,396,367                5,892,251
                                                                                  ------------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of plant and equipment                                                           (368,453)                 (37,838)
      Payments (made on) liabilities assumed upon the
        Galion acquisition                                                                       (394,632)                (242,100)
                                                                                  ------------------------   ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                            (763,085)                (279,938)
                                                                                  ------------------------   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal reduction of long term debt                                                    (7,673,860)              (5,037,087)
      Repurchase of common stock                                                                        -                 (241,238)
                                                                                  ------------------------   ----------------------
NET CASH USED IN FINANCING ACTIVITIES                                                          (7,673,860)              (5,278,325)
                                                                                  ------------------------   ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (40,578)                 333,988
                                                                                  ------------------------   ----------------------

Cash and cash equivalents, beginning of period                                                    763,635                1,401,810
                                                                                  ------------------------   ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $       723,057              $ 1,735,798
                                                                                  ========================   ======================


See notes to condensed consolidated financial statements



                                    4 of 16

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2002

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring items considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

2.       Inventories

         Inventories at March 31, 2002 and September 30, 2001 are summarized as follows:

                                              (Unaudited)
                                             March 31, 2002            September 30, 2001
                                             --------------            ------------------

         Materials and Supplies             $  15,689,373                   $  16,136,116
         Work in Process                        4,300,000                       4,306,681
         Finished Goods                         5,800,000                       8,583,582
         Chassis                                4,700,000                       7,703,085
                                            -------------                   -------------
                                            $  30,489,373                   $  36,729,464
                                            -------------                   -------------


3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the periods, including a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents for the periods ended March 31, 2002 and 2001 options to purchase 177,000 and 146,983 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.


                                     5 of 16

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2002

4.       Depreciation

         For the six months ended March 31, 2002 and 2001, depreciation charges were $1,354,637 and $1,398,552, respectively. Accumulated depreciation totaled $26,780,336 and $25,353,719 at March 31, 2002 and September 30,
         2001, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at March 31, 2002. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.


                                     6 of 16

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2002



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

         In 1995, a local union filed unfair labor practices against the Company's Macon, Georgia plant, which were subsequently upheld by the National Labor Relations Board (NLRB) and the U.S. Court of Appeals. The local union filed additional unfair labor practices in 1996. The NLRB seeks back pay, reinstatement and an order requiring transfer of work. The Company reached an agreement with the NLRB regarding the back pay and reinstatement issues in February 2002. The agreement calls for the Company to make payments of approximately $600,000 in quarterly installments over three years, beginning in March of 2002. A reserve was set up at September 30, 2001 to cover the costs of this agreement. The Company is currently negotiating with the NLRB in an effort to reach a settlement of the remaining matter. There can be no assurance that that claim will be settled or that any amounts awarded to the union will not have a material adverse impact on the Company.

         Other Legal Matters

         The Company is also involved in routine litigation incidental to its business. Management believes that the resolution of these matters will not materially affect the consolidated financial statements.







                                     7 of 16

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2002


6.       Other Matters

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























                                     8 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

Information regarding the Company's operating segments follows for the three months ended March 31, 2002 and 2001 follows:



                                                 Manufacturing             Truck               Leasing
                                                   Operations              Group              Operations             Totals
                                               -------------------   -------------------   -----------------   -------------------
           2002
           ----
               Net sales                              $14,440,788            $2,335,927                  $0           $16,776,715
               Lease revenues                                   0                     0           1,782,557             1,782,557
               Operating income (loss)                 -1,370,482                41,958             243,468            -1,085,056
               Interest expense, net                      438,691               101,670             346,390               886,751
               Income (loss) before
                   income taxes                        -1,427,102               -60,454             236,586            -1,250,970
               Identifiable assets                     60,284,624             5,133,994          23,923,389            89,342,007
               Capital expenditures                       118,398                     0                   0               118,398
               Depreciation and
                   amortization                           702,052                     0                   0               702,052

           2001
           ----
               Net sales                              $18,851,958            $5,896,677                  $0           $24,748,635
               Lease revenues                                   0                     0           1,925,387             1,925,387
               Operating income (loss)                 -1,744,594               -58,958             291,808            -1,511,744
               Interest expense, net                      662,219               195,315             420,849             1,278,383
               Income (loss) before
                   income taxes                        -2,039,460              -263,274             291,808            -2,010,926
               Identifiable assets                     79,167,360            11,930,990          22,959,606           114,057,956
               Capital expenditures                        14,672                     0                   0                14,672
               Depreciation and
                   amortization                           833,456                     0                   0               833,456





                                    9 of 16

                    McCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SIX MONTHS ENDED MARCH 31, 2002




Information regarding the Company's operating segments follows for the six months ended March 31, 2002 and 2001 follows:



                                                 Manufacturing             Truck               Leasing
                                                   Operations              Group              Operations             Totals
                                               -------------------   -------------------   -----------------   -------------------

           2002
           ----
               Net sales                              $31,800,517            $5,063,797                  $0           $36,864,314
               Lease revenues                                   0                     0           3,647,109             3,647,109
               Operating income (loss)                 -1,829,543                29,676             648,685            -1,151,182
               Interest expense, net                      867,847               229,118             676,436             1,773,401
               Income (loss) before
                   income taxes                        -1,829,028              -200,875             547,755            -1,482,148
               Identifiable assets                     60,284,624             5,133,994          23,923,389            89,342,007
               Capital expenditures                       368,453                     0                   0               368,453
               Depreciation and
                   amortization                         1,432,641                     0                   0             1,432,641

                                               -------------------   -------------------   -----------------   -------------------

           2001
           ----
               Net sales                              $34,298,629           $11,537,692                  $0           $45,836,321
               Lease revenues                                   0                     0           3,714,996             3,714,996
               Operating income (loss)                 -2,835,457              -251,854             648,685            -2,438,626
               Interest expense, net                    1,595,605               446,185             808,957             2,850,747
               Income (loss) before
                   income taxes                        -3,659,841              -700,634             648,685            -3,711,790
               Identifiable assets                     79,167,360            11,930,990          22,959,606           114,057,956
               Capital expenditures                        37,838                     0                   0                37,838
               Depreciation and
                   amortization                         1,665,972                     0                   0             1,665,972











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

         Selected financial data for the Company for the periods indicated:



                                     (Unaudited)                               (Unaudited)
                                 Three Months Ended                         Six Months Ended
                                      March 30,                                 March 31,
                                2002            2001                     2002               2001
                                ----            ----                     ----               ----

Net Sales                    $16,776,715    $24,748,635                $36,864,314     $45,836,321

Net Loss                        (825,570)    (1,326,926)                  (978,148)     (2,449,790)

Net Loss Per Common
  Share (Basic and Diluted)  $      (.19)          (.29)               $      (.22)    $      (.54)


                                                         (Unaudited)
                                                            As of                      As of
                                                          March 31,                September 30,
                                                             2002                       2001
                                                       --------------            -----------------

  Working Capital (Deficit)                            $ (11,511,479)             $ (12,409,479)

  Total Assets                                            89,342,007                102,646,275

  Long-Term Debt                                                   0                          0

  Stockholders' Investment                                24,060,011                 25,005,661

  Common shares outstanding
    (Basic and Diluted)                                    4,534,170                  4,565,661

  Current Ratio                                               0.82:1                     0:83:1

  Funded Debt to Equity
  Stockholders' Investment                                    2.15:1                     2.28:1


                                    11 of 16

                            McCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                  (Unaudited)                         (Unaudited)
                                               Three Months Ended                   Six Months Ended
                                                   March 31,                           March 31,
                                            2002                2001            2002                2001
                                            ------------------------            ------------------------

Net Sales                                    100.00%           100.00%         100.00%           100.00%
Cost of Sales                                 87.96             83.94           86.23             84.43
Inventory Writedown                               0              2.83               0              1.53
                                            -------           -------         -------           -------
Gross Profit                                  12.04             13.23           13.77             14.04

Selling, General &
Administrative Expenses                       18.51             17.72           16.89             18.49
Restructuring charge                              0              1.61               0              0.87
                                            -------           -------         -------           -------

Operating Loss                              (  6.47)            (6.10)        (  3.12             (5.32)

Other Expenses                              (  0.99)          (  2.02)        (  0.90)          (  2.78)
                                            -------           -------          ------           -------

Loss before Income Taxes                    (  7.46)            (8.12)        (  4.02)            (8.10)

Income Tax Benefit                             2.54              2.76            1.37              2.75
                                            -------           -------         -------           -------

Net Loss                                    (  4.92)%         (  5.36)%       (  2.65)%           (5.35)%
                                            -------           -------         -------           -------

















                                    12 of 16

                            McCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Net sales decreased 32.2% to $16.8 million for the quarter ended March 31, 2002 (Quarter 2002) from $24.8 million for the quarter ended March 31, 2001 (Quarter 2001). The decrease was due primarily to reduced truck sales and the continuing slump in the capital equipment markets. McClain E-Z Pack's sales decreased 39.8% or $6.0 million during the Quarter 2002 compared to the Quarter 2001 while McClain Truck sales decreased 61.8% or $2.6 million during the Quarter 2002 compared to the Quarter 2001. Sales of the Company's dump body products increased by 6.2% or $.2 million for the Quarter 2002 compared to the Quarter 2001. The sales of the McClain Truck division accounted for 10.8% of the Company's sales for the Quarter 2002 compared to 20.6% of the Company's sales for the Quarter 2001.

         Cost of goods sold increased to 87.9% for the Quarter 2002 from 83.9% for the Quarter 2001 due to the lower sales volume. The gross profit margin on manufactured products decreased to 14.7% for the Quarter 2002 compared to 19.8% for the Quarter 2001. The McClain Truck division had a gross loss of 4.0% for the Quarter 2002 compared to a gross loss of 11.9% for the Quarter 2001.

         Selling, General & Administrative Expenses increased to 18.5% of net sales for the Quarter 2002 from 17.2% of net sales for the Quarter 2001 due primarily the lower sales volume.

         The Company had a Net Loss of 4.92% of sales for the Quarter 2002 compared to a Net Loss 5.36% of sales for the Quarter 2001. The loss was due primarily to reduced sales volumes particularly in the Company's E-Z Pack product lines.

         Net sales decreased 19.6% to $36.8 million for the six months ended March 31, 2002 (six months 2002) from $45.8 million for the six months quarter March 31, 2001 (six months 2001). The decrease was due primarily to reduced truck sales and the continuing slump in the capital equipment markets. McClain E-Z Pack's sales decreased 19.0% or $5.3 million during the six months 2002 compared to the six months 2001 while McClain Truck sales decreased 56.3% or $4.7 million during the six months 2002 compared to the six months 2001. Sales of the Company's dump body products increased by 1.5% or $.1 million for the six months 2002 compared to the six months 2001. The sales of the McClain Truck division accounted for 10.9% of the Company's sales for the six months 2002 compared to 27.0% of the Company's sales for the six months 2001.






                                    13 of 16

         Cost of goods sold increased to 86.2% for the six months 2002 from 84.4% for the six months 2001 due primarily to the lower sales volume. The gross profit margin on manufactured products decreased to 15.8% for the six months 2002 compared to 20.0% for the six months 2001. The McClain Truck division had a gross loss of 2.42% for the six months 2002 compared to a gross loss of 7.57% for the Quarter 2001

         Selling, General & Administrative Expenses decreased to 16.89% of net sales for the six months 2002 from 18.49% of net sales for the six months 2001.

         The Company had a Net Loss of 2.65% of sales for the six months 2002 compared to a Net Loss of 5.35% of sales for the six months 2001. The loss was due primarily to reduced sales volumes particularly in the Company's E-Z Pack product lines.

         The Company had negative working capital of $11.5 million at March 31, 2002 compared to negative working capital of $12.4 million at September 30, 2001 (see subsequent discussion regarding the Company's debt agreements). The ratio of current assets to current liabilities was 0.82:1 at March 31, 2002 and 0.83:1 at September 30, 2001. The Company's cash and cash equivalents totaled $0.7 million at March 31, 2002. Cash flows provided by operations were $8.4 million for the six months ended March 31, 2002.

         The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As the result of non compliance with certain of the financial covenants, the Company entered into a forbearance agreement with its principal lending institution in June of 2001 and expiring August 31, 2001. This agreement was extended to October 31, 2001 and further extended through January 31, 2002. Under the most recent amended and extended forbearance agreement, the line of credit is capped at $22 million, effective December 4, 2001, interest will accrue at the default rate of prime plus 2 1/2%, the leasing credit limit is reduced to the lesser of $19 million or the borrowing base, as defined, and the Company has been placed under a dominion of funds arrangement. The Company is currently operating without an agreement with it principal lender. Accordingly, the debt related to these agreements has been shown as a current liability. Management's plans to resolve this matter include, exploring other financing options while continuing to negotiate with its principal lender to extend the forbearance period or amend its current agreements to among other things reset those covenants that are currently out of compliance and extend the maturity dates on certain of its revolving credit agreements, continuing to evaluate the need for additional personnel reductions, analyzing all plant operations and product lines to determine the viability of each facility, and continuing inventory reductions to match forecasted operating levels. While management believes it will be successful in its negotiations with it principal lender or in obtaining an alternative financing source, that outcome is not certain. If either of these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding. The revolving credit agreements expire in May 2002.

                                    14 of 16

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









                                                McCLAIN INDUSTRIES, INC.

Date:        May 3, 2002                        By:      /s/      Kenneth D. McClain
             -----------------------------------         -----------------------------------
                                                         Kenneth D. McClain, President

Date:        May 3, 2002                        By:      /s/      Mark S. Mikelait
             -----------------------------------         -----------------------------------
                                                         Mark S. Mikelait, Treasurer

















                                    16 of 16