Form 10-Q
period 2002-06-30
MCCLAIN INDUSTRIES INC
filed 2002-08-14
CIK 63686

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 Quarterly Report Under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2002.

Common Stock, No Par Value                                            4,549,326
--------------------------------------------------------------------------------
          Class                                                Number of Shares

                                     1 of 17

              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                    ASSETS                                 JUNE 30               SEPTEMBER 30,
                                                                            2002                     2001
                                                                         (UNAUDITED)
                                                                   ------------------------  ----------------------
CURRENT ASSETS
      Cash and cash equivalents                                                 $1,669,115                $763,635
      Accounts receivable, (Net)                                                11,985,913              11,818,760
      Inventories                                                               25,149,837              36,729,464
      Net investment in sales-type leases, current portion                       7,400,000              10,600,000
      Prepaid expenses                                                             374,227                 142,539
      Refundable federal and state income taxes                                    927,067               2,733,572
                                                                   ------------------------  ----------------------

TOTAL CURRENT ASSETS                                                            47,506,159              62,787,970
                                                                   ------------------------  ----------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                              20,028,561              21,620,641
                                                                   ------------------------  ----------------------

NET INVESTMENT IN SALES-TYPE LEASES, NET OF
      CURRENT PORTION                                                           14,434,900              17,200,109
                                                                   ------------------------  ----------------------

OTHER ASSETS                                                                       614,587               1,037,555
                                                                   ------------------------  ----------------------

TOTAL OTHER ASSETS                                                  $           82,584,207    $        102,646,275
                                                                   ========================  ======================

      LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
      Accounts payable                                                          $6,495,722             $11,555,975
      Current portion of long-term debt                                         48,239,697              59,415,504
      Accrued expenses                                                           3,663,728               4,225,970
                                                                   ------------------------  ----------------------

TOTAL CURRENT LIABILITIES                                                       58,399,147              75,197,449

Long-term debt, net of current portion                                                   0                       0

Product liability                                                                  437,407                 897,163

Deferred income taxes                                                              582,000               1,546,000
                                                                   ------------------------  ----------------------

TOTAL LIABILITIES                                                               59,418,554              77,640,612
                                                                   ------------------------  ----------------------

STOCKHOLDERS' INVESTMENT                                                        23,165,653              25,005,663
                                                                   ------------------------  ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                 $82,584,207            $102,646,275
                                                                   ========================  ======================



See notes to condensed consolidated financial statements

                                                             2 of 17

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           JUNE 30                                   JUNE 30,
                                          ----------------------------------------  -----------------------------------------
                                                2002                   2001                  2002                   2001
                                         ------------------     ------------------  ------------------     ------------------

Net sales                                   $ 19,206,575          $ 26,767,566          $ 56,070,889          $ 72,603,887

Cost of sales                                 16,745,133            22,824,779            48,532,504            61,526,096
Inventory writedown                                    0                     0                     0               700,000
                                            ------------          ------------          ------------          ------------

GROSS PROFIT                                   2,461,442             3,942,787             7,538,385            10,377,791

Selling, general and administrative
      expenses                                 3,340,499             3,778,242             9,568,624            12,251,872
Restructuring charge                                   0                     0                     0               400,000
                                            ------------          ------------          ------------          ------------

LOSS FROM OPERATIONS                            -879,057               164,545            -2,030,239            -2,274,081
                                            ------------          ------------          ------------          ------------

OTHER INCOME (EXPENSE)
      Interest expense                        (1,091,558)           (1,362,938)           (2,864,959)           (4,213,685)
      Interest income                            615,779               794,956             1,978,906             2,433,577
      Other, net                                     478               145,551                79,786                84,513
                                            ------------          ------------          ------------          ------------

OTHER EXPENSE - NET                             (475,301)             (422,431)             (806,267)           (1,695,595)
                                            ------------          ------------          ------------          ------------

LOSS BEFORE INCOME TAXES                      (1,354,358)             (257,886)           (2,836,506)           (3,969,676)

Income taxes (benefit)                          (460,000)              (88,000)             (964,000)           (1,350,000)
                                            ------------          ------------          ------------          ------------

NET LOSS                                    $   (894,358)         $   (169,886)         $ (1,872,506)         $ (2,619,676)
                                            ============          ============          ============          ============

Net loss per share:
      Basic                                 $      (0.20)         $      (0.04)         $      (0.41)         $      (0.58)
                                            ============          ============          ============          ============
      Assuming dilution                     $      (0.20)         $      (0.04)         $      (0.41)         $      (0.58)
                                            ============          ============          ============          ============












See notes to condensed consolidated financial statements

                                     3 of 17

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                            NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                            ------------------------------------------------
                                                                                      2002                   2001
                                                                            -----------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $ (1,872,506)         $ (2,619,676)
      Adjustments to reconcile net income (loss) to
        net cash (used in) provided by operating activities
          Depreciation and amortization                                             2,115,901             2,512,184
          Deferred income tax benefit                                                (964,000)                 --
          Common stock issued to directors for services                                32,496                25,487
          Net changes in operating assets and liabilities
            which provided (used) cash:
              Current assets excluding cash & cash equivalents                     11,180,786            14,922,490
              Other assets                                                          6,271,104            (1,096,947)
              Accounts payable                                                     (5,060,253)           (5,561,046)
              Accrued expenses                                                       (562,242)              506,111
              Federal and state income taxes                                        1,806,505            (1,630,227)
                                                                                 ------------          ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                12,947,791             7,058,376
                                                                                 ------------          ------------

                                                                                 ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of plant and equipment                                               (406,748)             (152,828)
      Payments made on liabilities assumed upon the
        Galion acquisition                                                           (459,756)             (480,512)
                                                                                 ------------          ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                              (866,504)             (633,340)
                                                                                 ------------          ------------

                                                                                 ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal decrease of long term debt                                        (11,175,807)           (6,215,618)
      Repurchase of common stock                                                         --                (241,238)

                                                                                 ------------          ------------
NET CASH USED IN FINANCING ACTIVITIES                                             (11,175,807)           (6,456,856)
                                                                                 ------------          ------------

                                                                                 ------------          ------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                 905,480               (31,820)
                                                                                 ------------          ------------

Cash and cash equivalents, beginning of period                                        763,635             1,401,810

                                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  1,669,115          $  1,369,990
                                                                                 ============          ============






See notes to condensed consolidated financial statements

                                     4 of 17

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2002

1.       Basis of Presentation

         The accompanying unaudited Consolidated Financial Statements of McClain Industries, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, such Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring items and the operating charge described in Note 7, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

2.       Inventories

         Inventories at June 30, 2002 and September 30, 2001 are summarized as follows:


                                                (Unaudited)
                                               June 30, 2002              September 30, 2001
                                            -------------------------------------------------

         Materials and Supplies               $  12,239,789                   $  16,136,116
         Work in Process                          4,300,000                       4,306,681
         Finished Goods                           5,700,000                       8,583,582
         Chassis                                  2,910,048                       7,703,085
                                            ---------------                 ---------------
                                              $  25,149,837                   $  36,729,464
                                            ---------------                 ---------------


3.       Earnings per Common Share and Common Equivalent Share:

         Earnings per share are computed using the weighted average number of common shares outstanding during the periods, including a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents. At June 30, 2002 and 2001 options to purchase 177,000 and 149,983 shares, respectively, were excluded from the computation of earnings per share because the options' exercise prices were greater than the average market price of the common shares.

                                     5 of 17

                            McCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2002

4.       Depreciation

         For the nine months ended June 30, 2002 and 2001, depreciation charges were $1,998,828 and $2,111,053, respectively. Accumulated depreciation totaled 27,485,079 and $25,353,719 at June 30, 2002 and September 30,
         2001, respectively.

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

         A reserve to provide for these product claims was established at the acquisition date. Since many of the cases have been settled and insurance coverage exists, management believes that the ongoing costs to defend these claims will not exceed the amount accrued on the accompanying consolidated balance sheet at June 30, 2002. Nevertheless, it is not possible to predict the ultimate outcome of any product liability claim, and any such claim not fully covered by insurance, as well as adverse publicity from a product claim, could have a material adverse effect on the Company.



                                     6 of 17

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2002



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



                                     7 of 17

                            MCCLAIN INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2002


         .
7.       Other Matters

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














                                     8 of 17

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2002



Information regarding the Company's operating segments follows for the three months ended June 30, 2002 and 2001 follows:


                                                    Manufacturing           Truck              Leasing
                                                      Operations            Group             Operations             Totals
                                                 ------------------   -------------------  -----------------   -------------------
           2002
           ----
               Net sales                             $ 15,935,619         $ 3,270,956        $         -          $ 19,206,575
               Lease revenues                                   -                   -          1,546,795             1,546,795
               Operating income (loss)                   (751,357)            (61,693)           (66,007)             (879,057)
               Interest expense, net                      575,249              87,284            429,025             1,091,558
               Income (loss) before
                   income taxes                        (1,309,107)           (149,813)           104,562            (1,354,358)
               Identifiable assets                     58,170,077           2,579,230         21,834,900            82,584,207
               Capital expenditures                        38,298                   -                  -                38,298
               Depreciation and
                   amortization                      $    683,263         $         -        $         -          $    683,263


           2001
           ----
               Net sales                             $ 18,361,450         $ 8,406,116        $         -          $ 26,767,566
               Lease revenues                                   -                   -          2,071,761             2,071,761
               Operating income (loss)                   (256,283)            245,122            175,706               164,545
               Interest expense, net                      774,361             211,124            377,453             1,362,938
               Income (loss) before
                   income taxes                          (600,667)             30,450            312,331              (257,886)
               Identifiable assets                     75,308,476           7,278,536         26,511,409           109,098,421
               Capital expenditures                       152,828                   -                  -               152,828
               Depreciation and
                   amortization                      $    846,212         $         -        $         -          $    846,212










                                     9 of 17

                    MCCLAIN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         NINE MONTHS ENDED JUNE 30, 2002

Information regarding the Company's operating segments follows for the nine months ended June 30, 2002 and 2001 follows:



                                                      Manufacturing           Truck               Leasing
                                                       Operations             Group              Operations            Totals
                                                  -------------------  -------------------   -----------------  -------------------
           2002
           ----
               Net sales                             $ 47,736,136         $ 8,334,753        $         -          $ 56,070,889
               Lease revenues                                  -                    -          5,193,904             5,193,904
               Operating income (loss)                 (2,580,900)            (32,017)           582,678            (2,030,239)
               Interest expense, net                    1,443,096             316,402          1,105,461             2,864,959
               Income (loss) before
                   income taxes                        (3,138,135)           (350,688)           652,317            (2,836,506)
               Identifiable assets                     58,170,077           2,579,230         21,834,900            82,584,207
               Capital expenditures                       406,748                   -                  -               406,748
               Depreciation and
                   amortization                      $  2,115,901         $         -        $         -          $  2,115,901


           2001
           ----
               Net sales                             $ 52,660,079         $19,943,808        $         -          $ 72,603,887
               Lease revenues                                   -                   -          5,786,757             5,786,757
               Operating income (loss)                 (2,424,787)           (673,685)           824,391            (2,274,081)
               Interest expense, net                    2,369,966             657,309          1,186,410             4,213,685
               Income (loss) before
                   income taxes                        (3,593,556)         (1,337,136)           961,016            (3,969,676)
               Identifiable assets                     75,302,476           7,278,536         26,517,409           109,098,421
               Capital expenditures                       152,828                   -                  -               152,828
               Depreciation and
                   amortization                      $  2,512,184         $         -        $         -          $  2,512,184











                                    10 of 17

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

         Selected financial data for the Company for the periods indicated:


                                              (Unaudited)                                     (Unaudited)
                                           Three Months Ended                              Nine Months Ended
                                                 June 30,                                       June 30,
                                          2002                 2001                     2002               2001
                                          ----                 ----                     ----               ----

Net Sales                            $ 19,206,575          $ 26,767,566          $ 56,070,889          $ 72,603,887

Net Loss                                 (894,358)             (169,886)           (1,872,506)           (2,619,676)

Net Loss Per Common
   Share (Basic and Diluted)         $       (.20)                 (.04)         $       (.41)         $       (.58)




                                                                   (Unaudited)
                                                                       As of                  As of
                                                                     June 30,            September 30,
                                                                       2002                   2001
                                                                 ----------------      ------------------
Working Capital (Deficit)                                         $ (10,892,988)         $ (12,409,479)

Total Assets                                                         82,584,207            102,646,275

Long-Term Debt                                                                0                      0

Stockholders' Investment                                             23,165,653             25,005,663

Common shares outstanding
  (Basic and Diluted)                                                 4,549,326              4,565,661

Current Ratio                                                            0.81:1                 0.83:1

Funded Debt to Equity
Stockholders' Investment                                                 2.08:1                 2.37:1



                                    11 of 17

                            MCCLAIN INDUSTRIES, INC.

  The following table presents, as a percentage of net sales, certain selected financial data for the Company for the periods indicated:


                                                    (Unaudited)                      (Unaudited)
                                                Three Months Ended                 Nine Months Ended
                                                     June 30,                           June 30,
                                                2002           2001              2002              2001
                                            -------------------------         ---------------------------

Net Sales                                      100.00%          100.00%          100.00%          100.00%
Cost of Sales                                   87.18            85.28            86.56            84.74
Inventory Writedown                              0.00             0.00             0.00             0.96
                                            ---------        ---------        ---------        ---------

Gross Profit                                    12.82            14.72            13.44            14.30

Selling, General &
Administrative Expenses                         17.39            14.11            17.07            16.88
Restructuring charge                             0.00             0.00                0             0.55
                                            ---------        ---------        ---------        ---------

Operating Income (Loss)                      (   4.57)             .61          (  3.63)          ( 3.13)

Other Expenses                               (   2.48)        (   1.58)         (  1.43)          ( 2.34)
                                            ---------        ---------        ---------        ---------

Loss before Income Taxes                     (   7.05)         (0  .97)         (  5.06)          ( 5.47)

Income (Taxes) Benefit                           2.40             0.33             1.72             1.86
                                            ---------        ---------        ---------        ---------

Net Loss                                     (   4.65)%          (0.64)%         ( 3.34)%          (3.61)%
                                            ---------        ---------        ---------        ---------




                                    12 of 17

                            MCCLAIN INDUSTRIES, INC.

                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         Net sales decreased 28.2% to $19.2 million for the quarter ended June 30, 2002 (Quarter 2002) from $26.7 million for the quarter ended June 30, 2001 (Quarter 2001). The decrease was due primarily to slumping sales resulting from the continuing slow down in the manufacturing sector of the economy. McClain E-Z Pack's sales decreased 26.9% or $4.2 million during the Quarter 2002 compared to the Quarter 2001 while McClain Truck sales decreased 64.4% or $4.1 million during the Quarter 2002 compared to the Quarter 2001. These decreases were the result of the current economic slowdown and limited capital expenditures in the hauling industry. Sales of the Company's dump body products increased by 13.4% or $.5 million for the Quarter 2002 compared to the Quarter 2001 but remained well below historical levels due to excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 11.8% of the Company's sales for the Quarter 2002 compared to 23.7% of the Company's sales for the Quarter 2001.

         Cost of goods sold increased to 87.2% for the Quarter 2002 from 85.3% for the Quarter 2001 due to the lower sales volume. The gross profit margin on manufactured products increased to 15.7% for the Quarter 2002 compared to 14.3% for the Quarter 2001 due primarily to cost cutting measures the Company implemented. The McClain Truck division had a gross loss of 6.2% for the Quarter 2002 compared to a gross margin of 8.7% for the Quarter 2001.

         Selling, General & Administrative Expenses increased to 17.4% of net sales for the Quarter 2002 from 14.1% of net sales for the Quarter 2001 due primarily the lower sales volume.

         The Company had a Net Loss of 4.65% of sales for the Quarter 2002 compared to a Net loss .64% of sales for the Quarter 2001. The loss was due primarily to reduced sales volumes.

         Net sales decreased 22.8% to $56.1 million for the nine months ended June 30, 2002 (nine months 2002) from $72.6 million for the nine months ended June 30, 2001 (nine months 2001). The decrease was due primarily to slumping sales resulting from the continuing slow down in the manufacturing segment of the economy. McClain E-Z Pack's sales decreased 21.8% or $9.5 million during the nine months 2002 compared to the nine months 2001 while McClain Truck sales decreased 59.8% or $8.8 million during the nine months 2002 compared to the nine months 2001. These decreases were the result of the continuing economic slowdown and limited capital expenditures in the hauling industry. Sales of the Company's dump body products increased by 5.5% or $.6 million for the nine months 2002 compared to the nine months 2001 but remained well below historical levels due to the excess production capacity in the dump body markets. The sales of the McClain Truck division accounted for 10.5% of the Company's sales for the nine months 2002 compared to 20.2% of the Company's sales for the nine months 2001.


                                    13 of 17

         Cost of goods sold increased to 86.6% for the nine months 2002 from 84.7% for the nine months 2001 due to the lower sales volume and an increase in the percentage of chassis sales to total sales. The gross profit margin on manufactured products decreased to 15.8 for the nine months 2002 compared to 19.2% for the nine months 2001. The McClain Truck division had a gross loss of 3.9% for the nine months 2002 compared to a gross loss of .5% for the nine months 2001.

         Selling, General & Administrative Expenses increased to 17.1% of net sales for the nine months 2002 from 16.9% of net sales for the nine months 2001 as a result of the lower sales volume.

         The Company had a Net Loss of 3.34% of sales for the nine months 2002 compared to a Net Loss of 3.61% of sales for the nine months 2001. The loss was due primarily to reduced sales volumes.

         The Company had negative working capital of $10.9 million at June 30, 2002 compared to negative working capital of $12.4 million at September 30, 2001 (see subsequent discussion regarding the Company's debt agreements). The ratio of current assets to current liabilities was 0.81:1 at June 30, 2002 and .83:1 at September 30, 2001. The Company's cash and cash equivalents totaled $1.7 million at June 30, 2002. Cash flows provided by operations were $12.9 million for the nine months ended June 30, 2002.

         The Company's debt agreements contain certain restrictive covenants that require the Company to, among other things, meet certain net worth and working capital requirements along with maintaining various financial ratios. As the result of non compliance with certain of the financial covenants, the Company entered into a forbearance agreement with its principal lending institution in June of 2001 and expiring August 31, 2001. This agreement was extended to October 31, 2001, January 31, 2002, May 1, 2002, July 1, 2002, August 1, 2002, and has currently been extended to December 1, 2002. Under the most recent amended and extended forbearance agreement, the line of credit is capped at $20 million, with interest accruing at the default rate of prime plus 4 1/2%, the leasing credit limit has been capped at $14.25 million and the Company has been placed under a dominion of funds arrangement. Accordingly, the debt related to these agreements has been shown as a current liability. Management's plans to resolve this matter include, exploring other financing options while continuing to negotiate with its principal lender to extend the forbearance period or amend its current agreements to among other things reset those covenants that are currently out of compliance and extend the maturity dates on certain of its revolving credit agreements, continuing to evaluate the need for additional personnel reductions, analyzing all plant operations and product lines to determine the viability of each facility, and continuing inventory reductions to match forecasted operating levels. While management believes it will be successful in its negotiations with it principal lender or in obtaining an alternative financing source, that outcome is not certain. If either of these options are ultimately unavailable to the Company and the principal lender exercises it right to accelerate the repayment of the outstanding debt, the Company would be unable to pay the amount outstanding. The revolving credit agreements expired in May 2002.

                                    14 of 17

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



























                                    15 of 17

                                   SIGNATURES






         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                              McCLAIN INDUSTRIES, INC.

Date:             August 13, 2002                             By:      /s/      Kenneth D. McClain
                  --------------------------------------------         -----------------------------------
                                                                       Kenneth D. McClain, President

Date:             August 13, 2002                             By:      /s/      Mark S. Mikelait
                  -----------------------------------------------      --------------------------------------
                                                                       Mark S. Mikelait, Treasurer

















                                    16 of 17

                                   SIGNATURES




         The undersigned officers hereby certify that: (a) this Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (b) the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.









                                                              McCLAIN INDUSTRIES, INC.

Date:             August 13, 2002                             By:      /s/      Kenneth D. McClain
                  --------------------------------------------         -----------------------------------
                                                                       Kenneth D. McClain, President

Date:             August 13, 2002                             By:      /s/      Mark S. Mikelait
                  -----------------------------------------------      --------------------------------------
                                                                       Mark S. Mikelait, Treasurer
















                                    17 of 17